Form 10-K/A
period 2014-12-31
CONNECTURE INC
filed 2015-04-29
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 23, 2015, there were 21,703,244 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CONNECTURE, INC.

Form 10-K

For the Year Ended December 31, 2014

EXPLANATORY NOTE

Connecture, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2015, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company does not anticipate that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of its fiscal year ended December 31, 2014. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer and two new exhibits filed in connection with the information contained in Part III hereof.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

We have a classified board of directors consisting of two Class I directors, two Class II directors and three Class III directors. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting date. Information regarding our directors as of April 23, 2015 is set forth below.

Name	Position	Age	Director Since

Class I Directors Whose Terms Expire at the 2015 Annual Meeting of Stockholders:

David A. Jones, Jr.	Chairman	57	2004

Russell S. Thomas	Director	52	2015

Class II Directors Whose Terms Expire at the 2016 Annual Meeting of Stockholders:

A. John Ansay	Director	58	2014

Alan J. Ying	Director	43	2012

Class III Directors Whose Terms Expire at the 2017 Annual Meeting of Stockholders:

Robert Douglas Schneider	Chief Executive Officer, President and Director	59	2012

Vickie L. Capps	Director	53	2014

Paul Kusserow	Director	53	2014

Directors Continuing in Office until the 2015 Annual Meeting of Stockholders

David A. Jones, Jr. has been a member of our board of directors since 2004 and Chairman of the Board since 2011. Mr. Jones is the Chairman of Chrysalis Ventures, LLC, a venture capital firm which he founded in 1993. Mr. Jones has served on the board of directors of Humana Inc., a leading health and well-being company, since 1993 and served as chairman of the board from 2005 through 2010. In addition, Mr. Jones currently serves on the boards of HCCA HoldCo, LLC and MyHealthDIRECT, Inc. Mr. Jones also serves on the boards of the Jefferson County (Kentucky) Board of Education and the Humana Foundation and is a member of the Health Executives Network. Mr. Jones has a B.A. from Yale University and a J.D. from Yale University Law School. We believe Mr. Jones’ diverse experience in the healthcare industry and his knowledge of emerging technologies and business models through his experience as a successful venture capital investor make him a valuable member and Chairman of our board of directors.

Russell S. Thomas has been a member of our board of directors since January 2015. Mr. Thomas currently serves as the Chief Executive Officer of Availity LLC, a provider of health information exchange services to healthcare providers and health plans, where he previously served as President and Chief Operating Officer from January 2008 to March 2012. Prior to joining Availity, Thomas served as the CEO of Gold Standard, Inc., a health information technology company. Mr. Thomas also serves on the board of directors of the eHealth Initiative, a non-profit, membership organization for the healthcare industry focused on information technology. Mr. Thomas holds a B.A. from Virginia Tech and a J.D. from the University of Virginia School of Law. We believe that Mr. Thomas’ significant experience in the healthcare industry and with health information companies makes him a valuable member of our board of directors.

Directors Continuing in Office until the 2016 Annual Meeting of Stockholders

A. John Ansay has been a member of our board of directors since August 2014. Mr. Ansay is the co-founder of Equian, LLC (formerly Health Systems International, Inc.), a payment integrity service and technology provider to the commercial health and workers’ compensation markets that he co-founded in 2001. He has also served as a Principal for Ansay & Associates, LLC, an independent insurance agency, since 1980. He currently serves on the board of directors of Equian, Ansay & Associates and The Retirement Advantage, a third-party administrator for retirement plans. Mr. Ansay holds a B.S. in business from Marquette University. He also holds Certified Insurance Counselor (CIC) and Certified Public Accountant (CPA) designations. We believe that Mr. Ansay’s diverse experience in the healthcare industry and insurance industries makes him a valuable member of our board of directors.

Alan J. Ying has been a member of our board of directors since June 2012. Dr. Ying is the Chairman and Chief Executive Officer of Wastewater Specialties, Inc., a downstream environmental services provider that he joined in December 2014, and a founder and Managing Member of Polus Capital, a venture capital firm, which he founded in October 2013. Previously, he was a Venture Partner at Chrysalis Ventures, LLC from May 2010 to October 2013, the Managing Member of Asterism Capital Management, an investment advisory firm, from September 2009 to August 2012 and the Chief Medical Officer for the healthcare business of Thompson Reuters from 2006 to 2008. Dr. Ying serves on the boards of directors of Wastewater Specialties and Decisio Health, Inc. and is also the Non-Executive Chairman of KLAS Enterprises, a healthcare analytics provider. He was a visiting scholar at Duke University’s Fuqua School of Business from 2008 to 2012. Dr. Ying trained in general surgery at Duke University and received an M.D. from The Ohio State University and a B.A. in Philosophy from Rice University. We believe Dr. Ying’s diverse experience in the healthcare industry makes him a valuable member of our board of directors.

Directors Continuing in Office until the 2017 Annual Meeting of Stockholders

Robert Douglas Schneider has served as our Chief Executive Officer and President and as a member of our board of directors since January 2012. Prior to joining us, Mr. Schneider served in various positions with the healthcare information technology business of Thomson Reuters Corporation (now Truven Health Analytics) from 1995 to 2000 and from 2001 to 2011. From 2007 to 2011 at Thomson Reuters, he served as Executive Vice President for Innovation and Products, where he was responsible for product management, healthcare analytics and new market innovation. Mr. Schneider holds a B.S. in systems analysis from Miami University (Ohio) and an MBA from the Stanford Graduate School of Business. Mr. Schneider’s extensive leadership experience with healthcare information technology companies and in the healthcare industry, along with his perspective as our Chief Executive Officer, makes him a crucial member of our board of directors.

Vickie L. Capps has been a member of our board of directors since August 2014. Ms. Capps was the Chief Financial Officer of DJO Global, Inc., a medical device company, from 2002 to 2013. Prior to joining DJO Global, Inc., Ms. Capps served as the chief financial officer of several other public and private companies and as a senior audit and accounting professional at Ernst & Young LLP. Ms. Capps has served as a member of the board of directors of Otonomy, Inc., a clinical-stage biopharmaceutical company, since March 2014 and is the chair of its audit committee. In addition, Ms. Capps is a member of the Senior Advisory Board of Consonance Capital Partners, a healthcare investment firm, and is a member of the board of directors of RF Surgical Systems, Inc., and the chair of its audit committee and is a member of the board of directors of Eagle Rx, Inc., a provider of pharmacy services to the hospice industry. From 2007 to July 2010, Ms. Capps served as a member of the board of directors of SenoRx, Inc., a medical device company, prior to its acquisition by C. R. Bard, Inc. in July 2010. Ms. Capps is a California Certified Public Accountant and was recognized as CFO of the Year by the San Diego Business Journal in 2009 and 2010. She also serves on the board of directors of the San Diego State University Research Foundation. Ms. Capps holds a Bachelor’s degree in Business Administration/Accounting from San Diego State University. We believe that Ms. Capps’ strong skill set consisting of corporate finance, accounting, operations, investor relations, capital markets and strategic business development, along with her experience in the healthcare industry, makes her a valuable member of our board of directors.

Paul Kusserow has been a member of our board of directors since October 2014. Mr. Kusserow is the President and Chief Executive Officer and a member of the board of directors of Amedisys, Inc., a leading home health and hospice company that he joined in December 2014. Prior to joining Amedisys, Mr. Kusserow served as the Vice Chairman and President, Development of Alignment Healthcare, Inc., an integrated clinical care company, from June 2014 to December 2014 and provided executive advisory services to companies and investors in the healthcare industry from December 2013 to June 2014. Previously, Mr. Kusserow was Senior Vice President and Chief Strategy, Innovations and Corporate Development Officer of Humana Inc., a leading health and well-being company, from January 2008 through July 2013 and remained with the company through December 2013. Mr. Kusserow currently serves on the board of directors of Amedisys, Inc., as well as on the boards of directors of New Century Health, Inc., AxelaCare Health Solutions, LLC and Picwell, Inc.. Mr. Kusserow previously served as the chairman of the board of directors of Availity Inc. and Healthsense, Inc. Mr. Kusserow holds a B.A. from Wesleyan University and an M.A. in English from Oxford University. We believe Mr. Kusserow’s extensive experience in the healthcare industry make him a valuable member of our board of directors.

The following table sets forth the standing committees of the board of directors and the members of each committee as of April 23, 2015:

Name of Director	Audit	Compensation	Nominating and Corporate Governance
Robert Douglas Schneider
A. John Ansay	X
Vickie L. Capps	Chair
David A. Jones, Jr.			Chair
Paul Kusserow		X	X
Russell S. Thomas		X
Alan J. Ying	X	Chair

Audit Committee

The members of the audit committee are Mr. Ansay, Ms. Capps and Dr. Ying, each of whom is a non-employee member of our board of directors. Ms. Capps serves as the chair of the audit committee. Our board of directors determined that each of Mr. Ansay, Ms. Capps and Dr. Ying is independent for purposes of the Nasdaq Listing Rules and SEC rules and regulations as they apply to audit committee members. Our board of directors has determined that each of Mr. Ansay, Ms. Capps and Dr. Ying meet the requirements for financial literacy and sophistication, and that Ms. Capps qualifies as an “audit committee financial expert,” under the applicable requirements of the Nasdaq Listing Rules and SEC rules and regulations. The composition of our audit committee complies with all applicable requirements in the Nasdaq Listing Rules and SEC rules and regulations.

Compensation Committee

The members of the compensation committee are Messrs. Kusserow and Thomas and Dr. Ying, each of whom is a non-employee member of our board of directors. Dr. Ying serves as the chairperson of the compensation committee. Our board of directors has determined that each member of the compensation committee is independent for purposes of the Nasdaq Listing Rules, is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code, as amended.

Pursuant to its written charter, the compensation committee has the authority to engage the services of outside advisors as deemed appropriate to assist in the evaluation of the compensation of directors, the principal executive officer or other executive and non-executive officers, and in the fulfillment of the compensation committee’s other duties. In 2014, the compensation committee engaged Hay Group, Inc. (the “Hay Group”) as its independent compensation consultant to support the development of our post-IPO board of directors and executive officer compensation programs. The Hay Group provides analyses and recommendations that inform the compensation committee’s decisions, but does not decide or approve any compensation actions. The engagement of any compensation consultant rests exclusively with the compensation committee, which has the sole authority to retain and terminate any compensation consultant or other advisor that it uses. The compensation committee has assessed the independence of the Hay Group and concluded that no conflicts of interest exist that would prevent the Hay Group from providing independent and objective advice to the compensation committee.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Jones and Kusserow. Mr. Jones serves as the chairperson of the nominating and corporate governance committee. Our board of directors determined that each of Messrs. Jones and Kusserow is independent for purposes of the Nasdaq Listing Rules and under applicable SEC rules and regulations. The composition of our nominating and corporate governance committee complies with all applicable requirements in the Nasdaq Listing Rules and SEC rules and regulations and all of our nominating and corporate governance committee members are independent directors.

Committee Charters and Other Corporate Governance Materials

We have adopted a Code of Business Conduct and Ethics (the “Code”), that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors and consultants. The Code is available on the investor relations section of our website at http://investors.connecture.com. A printed copy of the Code may also be obtained by any stockholder free of charge upon request to the Corporate Secretary, Connecture, Inc., 18500 West Corporate Drive, Suite 250, Brookfield, Wisconsin 53045. Any substantive amendment to or waiver of any provision of the Code may be made only by the board of directors, and will be disclosed on our website as well as via any other means then required by Nasdaq Listing Rules or applicable law.

Our board of directors has also adopted a written charter for each of the audit committee, the compensation committee and the nominating and corporate governance committee. Each charter is available on the investor relations section of our website at http://investors.connecture.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines (the “Guidelines”) that address the composition of the board, criteria for board membership and other board governance matters. These Guidelines are available on the investor relations section of our website at http://investors.connecture.com. A printed copy of the Guidelines may also be obtained by any stockholder free of charge upon request to the Corporate Secretary, Connecture, Inc., 18500 West Corporate Drive, Suite 250, Brookfield, Wisconsin 53045.

Executive Officers

Information regarding our executive officers as of April 23, 2015 is set forth below. Mr. Schneider’s biography can be found on page 3 of this Amendment with the biographies of the other members of the board of directors. Biographies for our other executive officers, including our other named executive officers, are below.

Name	Age	Position
Robert Douglas Schneider	59	Chief Executive Officer, President and Director
James P. Purko	42	Chief Financial Officer and Secretary
David A. Sockel	51	Executive Vice President of Strategy and Corporate Development
William A. Spehr	52	Executive Vice President of Sales & Marketing
Michael Y. Cho	52	Chief Innovation Officer, New Markets
Mark E. Granville	59	Senior Vice President and General Manager, InsureAdvantage
Lea DeVillers	46	General Counsel

James P. Purko has served as our Chief Financial Officer and Secretary since February 2011. Previously, he served in various positions at HK Systems, Inc., a provider of automated material handling and logistics solutions now known as Dematic Corp. following its 2010 acquisition by the Dematic Group, from 2002 to 2011, most recently as Vice President and Chief Financial Officer from 2008 to 2010, where he held executive responsibility for the Finance and IT functions of the Company. Prior to joining HK Systems, Mr. Purko worked as an auditor and audit manager for Arthur Andersen LLP from 1995 to 2002. Mr. Purko holds a B.B.A. in accounting from the University of Wisconsin—Madison and an MBA from the University of Chicago Booth School of Business. He is a certified public accountant and a member of the American Institute of Certified Public Accountants.

David A. Sockel has served as our Executive Vice president of Strategy and Corporate Development since April 2015. Mr. Sockel was our Chief Revenue Officer from May 2011 until April 2015. Prior to becoming our Chief Revenue Officer, Mr. Sockel served as the chief executive officer of HealthPlan CRM, a provider of healthcare member acquisition and marketing solutions, from September 2010 to April 2011. Prior to that time, Mr. Sockel served in various positions with us from 1999 to 2010, including as a Senior Vice President for Corporate and Sales Development from July 2009 to August 2010 and a Vice President of Operations and Business Development from 1999 to 2009. Mr. Sockel holds a B.S. in business administration and marketing from the University of Illinois Champaign-Urbana, an M.A. in public policy from the University of Chicago and an MBA from the University of Chicago Booth School of Business.

William A. Spehr has served as our Executive Vice President, Sales & Marketing since April 2015. Previously, he served as the Chief Sales Officer for WebMD Health Services Group, Inc., a provider of health management programs and benefit decision-support solutions, from 2010 to 2015. Prior to joining WebMD Health Services, Mr. Spehr was Senior Vice President for Sales and Account Services at CVS Caremark from 1999 to 2010. Mr. Spehr holds a B.A. in political science from the State University of New York at Oneonta and an MPA in health policy and management from New York University.

Michael Y. Cho has served as our Chief Innovation Officer, New Markets since January 2013. Mr. Cho was the founder, president and chief executive officer of DRX from 2001 until December 2010 and its chief strategist from January 2011 until we acquired it in January 2013. Mr. Cho holds a BA from Columbia University and an MBA from the Anderson Graduate School of Management at the University of California, Los Angeles.

Mark E. Granville has served as our Senior Vice President and General Manager, InsureAdvantage since October 2012. Previously, Mr. Granville worked for the healthcare business of Thomson Reuters (now Truven Health Analytics Inc.), a provider of healthcare data, analytics and advisory services, where he served as Senior Vice President, Analytic Consulting, from January 2012 to October 2012 and as Senior Vice President, Client Experience from August 2009 to December 2012. He holds a B.B.A. in management information systems from Bowling Green State University and an MBA from the University of Wyoming—Casper.

Lea DeVillers has served as our General Counsel since June 2013. Previously, she was Corporate Counsel for us from December 2010 to June 2013. Prior to joining Connecture, she was in-house counsel for Blue Cross Blue Shield of Minnesota, a health insurance company, from 1996 to 2002, where she provided legal advice to the government programs business unit on a variety of transactional, regulatory compliance, and policy and legislative affairs matters. Ms. DeVillers was not employed from 2002 to 2010 when she was devoting her full time to family matters. Ms. DeVillers holds a B.A. from the University of Wisconsin—Milwaukee and a J.D. from the University of Virginia School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2014 were satisfied.

Item 11.	Executive Compensation

Summary Compensation Table

The following table presents compensation information for fiscal 2014 and 2013 paid to, or earned by, our principal executive officer and our two other most highly compensated persons serving as executive officers as of December 31, 2014. We refer to these executive officers as our “named executive officers” in this Amendment.

Name and Principal Position	Year	Salary	Bonus		All Other Compensation(6)	Total
Robert Douglas Schneider	2014	$300,000	$1,300,000	(2)	$—	$1,600,000
Chief Executive Officer and President	2013	300,112	138,750	(5)	—	438,862
James P. Purko(1)	2014	218,360	350,000	(3)	2,695	571,055
Chief Financial Officer
Mark E. Granville	2014	231,000	300,000	(4)	2,881	533,881
Senior Vice President and General Manager, InsureAdvantage	2013	225,006	104,063	(5)	2,363	331,432

(1)	Mr. Purko was not a “named executive officer” for the fiscal year ended December 31, 2013, and therefore, only compensation paid to, or earned by, Mr. Purko in fiscal 2014 is listed in the table above.
(2)	Represents (i) a $1.0 million bonus paid pursuant to an individual bonus agreement entered into with Mr. Schneider effective December 31, 2013 that provided that a bonus would become payable upon the earliest to occur of (a) an initial public offering, (b) a change in control, (c) the closing of an equity financing in which we receive gross proceeds of at least $20,000,000 or (d) October 1, 2014, which bonus was earned by Mr. Schneider effective as of October 1, 2014; and (ii) a discretionary bonus of $300,000 awarded by the compensation committee, which bonus was not paid pursuant to a formal bonus plan or upon achievement of quantitative targets and was paid entirely at the discretion of the compensation committee based on a comprehensive assessment of Mr. Schneider’s performance.
(3)	Represents (i) a $250,000 bonus paid pursuant to an individual bonus agreement entered into with Mr. Purko effective December 31, 2013 that provided that a bonus would become payable upon the earliest to occur of (a) an initial public offering, (b) a change in control, (c) the closing of an equity financing in which we receive gross proceeds of at least $20,000,000 or (d) October 1, 2014, which bonus was earned by Mr. Purko effective as of October 1, 2014; and (ii) a discretionary bonus of $100,000 awarded by the compensation committee, which bonus was not paid pursuant to a formal bonus plan or upon achievement of quantitative targets and was paid entirely at the discretion of the compensation committee based on a comprehensive assessment of Mr. Purko’s performance.
(4)	Represents (i) a $250,000 bonus paid pursuant to an individual bonus agreement entered into with Mr. Granville effective December 31, 2013 that provided that a bonus would become payable upon the earliest to occur of (a) an initial public offering, (b) a change in control, (c) the closing of an equity financing in which we receive gross proceeds of at least $20,000,000 or (d) October 1, 2014, which bonus was earned by Mr. Granville effective as of October 1, 2014; and (ii) a discretionary bonus of $50,000 awarded by the compensation committee, which bonus was not paid pursuant to a formal bonus plan or upon achievement of quantitative targets and was paid entirely at the discretion of the compensation committee based on a comprehensive assessment of Mr. Granville’s performance.
(5)	Amounts represent discretionary annual bonus payouts determined by the compensation committee. The bonuses were not paid pursuant to a formal bonus plan and no quantitative targets have been established by the compensation committee in connection with the payment of bonuses. All bonus payments are entirely at the discretion of the compensation committee based on a comprehensive assessment of the individual’s performance.
(6)	Consists solely of 401(k) matching contributions.

Potential Payments Upon Termination and Change in Control

Each of our named executive officers is subject to certain obligations relating to non-competition, non-solicitation, proprietary information and assignment of inventions. Pursuant to these obligations, each named executive officer has agreed (i) not to solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not to compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) to protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

In addition, we have entered into employment agreements with each of our named executive officers. The following is a summary of the employment agreements with our named executive officers.

Robert Douglas Schneider is party to an employment agreement with us effective December 31, 2011. Mr. Schneider’s employment agreement has no specific term and constitutes at-will employment. Pursuant to a letter agreement with us entered into October 18, 2014, Mr. Schneider’s annual base salary was increased to $400,000 beginning as of January 1, 2015 as a result of the closing of our initial public offering prior to December 31, 2014. Mr. Schneider is also eligible to receive benefits that are substantially similar to those of our other employees. Under his employment agreement, Mr. Schneider is eligible to receive an annual bonus with a target payment of 50% of his then current annual base salary. This amount was increased to 125% of his current annual base salary pursuant to the letter agreement entered into on October 18, 2014. Payment of any bonus to Mr. Schneider is subject to the sole and absolute discretion of the Compensation Committee.

Additionally, Mr. Schneider is party to a transaction bonus agreement with us effective October 26, 2012. Pursuant to this agreement, we are obligated to pay a transaction bonus to Mr. Schneider in the amount of $76,199, payable in a single lump sum within ten business days after the closing date of the first “transaction” occurring after the date of the agreement. For purposes of this agreement, a “transaction” is generally defined as (i) the disposition of all or substantially all of our assets or (ii) a change of control. Our initial public offering of our common stock did not constitute a change of control for purposes of this agreement.

Each of Mr. Schneider, Mr. Purko and Mr. Granville were also party to individual bonus agreements with us pursuant to which bonus payments of $1.0 million for Mr. Schneider and $250,000 for each of Messrs. Purko and Granville were earned on October 1, 2014. For additional information, see notes 2, 3 and 4 to “Summary Compensation Table.”

In addition, each of Mr. Schneider, Mr. Purko and Mr. Granville is also party to a separation pay agreement with us. Pursuant to Mr. Schneider’s agreement, in the event Mr. Schneider is terminated without cause or if Mr. Schneider voluntarily terminates his employment with us for good reason, we are obligated to pay him (i) an amount equal to 100% of his then current annual base salary, to be paid out in monthly installments over a period of twelve months and (ii) the premium for Mr. Schneider and his dependents’ group health care continuation coverage for twelve months. Pursuant to Mr. Purko’s agreement, in the event that Mr. Purko is terminated without cause, we are obligated to pay him (i) an amount equal to 75% of his then current annual base salary, to be paid out in equal monthly installments over a period of nine months; (ii) the premium for Mr. Purko and his dependents’ group health care continuation coverage for nine months; and (iii) a lump sum payment for Mr. Purko’s accrued but unused vacation as of the date of his termination. Pursuant to Mr. Granville’s agreement, in the event that Mr. Granville is terminated without cause, we are obligated to pay him (i) an amount equal to 75% of his then current annual base salary, to be paid out in equal monthly installments over a period of nine months and (ii) the premium for Mr. Granville and his dependents’ group health care continuation coverage for nine months. Each of the severance benefits described above is contingent on named executive officers (i) executing a separation and release agreement; (ii) continuing compliance with certain restrictive covenants set forth in their employment agreements or separation pay agreements and (iii) cooperating with us as reasonably necessary during the separation pay period (as defined in each separation pay agreement). For purposes of these separation pay agreements, “without cause” is defined as any termination for reasons other than (i) death; (ii) disability; (iii) mutual agreement; or (iv) cause. “Cause” is defined as (i) willful insubordination; (ii) any act or omissions which is, or is likely to be, intentionally injurious to the Company or the business reputation of the Company; (iii) willful misconduct, dishonesty, fraud or malfeasance that results in injury to the Company; or (iv) arrest, indictment for, conviction or the entry of a plea of guilty or no contest to a felony or crime involving moral turpitude. For purposes of Mr. Schneider’s agreement, “good reason” is defined as Mr. Schneider’s resignation: (i) if we, without his written consent, (a) materially reduce Mr. Schneider’s then current authority, duties or responsibilities; (b) materially reduce Mr. Schneider’s then current base salary, unless substantially all other executive management employees’ base salaries are similarly or proportionally reduced; or (c) materially change the geographic location at which Mr. Schneider must perform services for us; and (ii) in the case of (i)(b) and (i)(c), Mr. Schneider provides written notice of the action to us within 60 days, we do not remedy the action within 30 days (the cure period) and Mr. Schneider resigns within ten days of the expiration of the cure period.

Under our 2010 Stock Incentive Plan, as amended, or the 2010 Stock Plan, the stock option agreements applicable to our named executive officers provide that in the event of a change of control, the stock options granted to our named executive officers will vest in full immediately before and contingent upon the change of control, subject to continuous service through the date of the change of control. Our initial public offering of our common stock did not constitute a change of control under the 2010 Stock Plan.

401(k)

We have established a tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $17,500 in 2014, and have us contribute the amount of this reduction to the 401(k) plan. In 2014, we matched up to 20% of the first 6% of employee contributions. Our contributions for the years ended December 31, 2014 and 2013 were $0.4 million and $0.3 million, respectively. We intend for the 401(k) plan to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during fiscal 2014.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during fiscal 2014.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information regarding outstanding equity awards held by our named executive officers at December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)		Number of Securities Underlying Unexercised Options Unexercisable(1)		Option Exercise Price	Option Expiration Date
Robert Douglas Schneider	230,606	(2)	—		$1.716	12/31/2021
	507,462	(2)	—		1.866	10/26/2022
James P. Purko	77,696	(3)	77,714	(3)	1.866	10/26/2022
Mark E. Granville	77,696	(3)	77,714	(3)	1.866	10/26/2022

(1)	Shares of common stock.
(2)	This option was fully vested as of December 31, 2014 and is fully exercisable.
(3)	This option grant vested as to 38,848 shares on August 3, 2013, as to 38,848 shares on August 3, 2014 and vests as to 38,862 shares on August 3, 2015 and to the remaining 38,852 shares upon a Series B Investor Return Event. A Series B Investor Return Event is the occurrence of a change of control, or other transaction, if in such transaction each holder of our former Series B preferred stock receives an amount necessary to ensure a return of greater than $9.00 per share.

Compensation of Directors

In connection with our initial public offering, in December 2014, we implemented a director compensation policy, pursuant to which our non-employee directors are entitled to receive an annual cash fee of $44,000 and an annual equity award of $66,000 in restricted stock. The number of shares underlying the restricted stock units is determined by dividing $66,000 by the closing price of our common stock on the date of grant, and the restricted stock units vest monthly over 12 months beginning one month following the date of grant, provided that the director continues to serve as a director through such vesting date. The audit committee chairperson receives an annual fee of $12,000. The compensation committee chairperson receives an annual fee of $10,000. The nominating and corporate governance committee chairperson receives an annual fee of $10,000. Members of our board of directors are also reimbursed for travel and other out-of-pocket expenses in connection with attending meetings. For fiscal 2014, annual fees were pro-rated and payable in arrears beginning on September 1, 2014 for eligible directors then serving on our board of directors and thereafter on the date of the director’s election to our board of directors. In addition, in 2014 and prior to the implementation of our director compensation policy, we granted stock options to Alan J. Ying, who is a member of our board of directors.

The following table sets forth information concerning the compensation earned during the last fiscal year by each director who received such compensation. Our Chief Executive Officer did not receive additional compensation for his service as a director and, consequently, is not included in the table. The compensation received by our Chief Executive Officer as an employee is presented in the Summary Compensation Table:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)		Total ($)
A. John Ansay	$15,185	(5)	—	—		$15,185
Vickie L. Capps	19,185	(6)	—	—		19,185
David A. Jones, Jr.(2)	—		—	—		—
Paul Kusserow	10,761	(5)	—	—		10,761
Russell S. Thomas(3)	—		—	—		—
Alan J. Ying	18,518	(7)	—	1,545,231	(8)	1,563,749
Brett Carlson, Adam B. Dolder, David Kroin and Joseph Pesce(4)	—		—	—		—

(1)	Amounts represent the aggregate grant date fair value of stock options granted during the year computed in accordance with ASC Topic 718. Assumptions used in calculating the amounts reported in this column are set forth in Note 11 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that our directors may receive from the stock options.
(2)	Mr. Jones did not receive compensation for his services as a director in 2014 pursuant to our policy of not providing compensation to non-employee directors affiliated with our greater than 5% stockholders.
(3)	Mr. Thomas was elected to our board of directors in January 2015 and did not receive any compensation in 2014.
(4)	Each of Messrs. Carlson, Dolder, Kroin and Pesce served on our board of directors during 2014 and did not receive any compensation for their services pursuant to our policy of not providing compensation to non-employee directors affiliated with our greater than 5% stockholders. Mr. Dolder, who served as a director at the time of effectiveness of our initial public offering, resigned from our board of directors effective December 29, 2014.
(5)	Consists of a pro-rated $44,000 annual cash fee for service on the board of directors.
(6)	Consists of a pro-rated $44,000 annual cash fee for service on the board of directors and a pro-rated $12,000 cash fee for service as the audit committee chair.
(7)	Consists of a pro-rated $44,000 annual cash fee for service on the board of directors and a pro-rated $10,000 cash fee for service as the compensation committee chair.
(8)	Dr. Ying was granted stock options to purchase 52,036 shares of our common stock at an exercise price of $1.716 and 43,364 shares of our common stock at an exercise price of $2.931, respectively, on January 7, 2014. All such options vest monthly over 24 months beginning on January 7, 2014 and were outstanding as of December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes set forth information with respect to the beneficial ownership of our common stock as of April 23, 2015 by:

•	each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our current directors and current executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.

Applicable percentage ownership in the following table is based on 21,703,244 shares of common stock outstanding as of April 23, 2015. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 23, 2015 are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such options, but are not deemed to be outstanding for calculating the percentage ownership of any other person. Beneficial ownership or voting power representing less than 1% is denoted with an asterisk (*).

Shares shown in the table below include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account. Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed, except for those jointly owned with that person’s spouse.

Unless otherwise noted below, the address of each person listed on the table is c/o Connecture, Inc., 18500 West Corporate Drive, Suite 250, Brookfield, WI 53045.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
5% Stockholders:
GPP—Connecture LLC(1)	5,502,965	25.4%
Chrysalis Ventures II, L.P.(2)	4,007,162	18.5%
Entities and individuals affiliated with FMR LLC(3)	3,228,000	14.9%
Entities affiliated with SSM Partners(4)	2,839,902	13.1%
LiveOak Equity Partners, L.P.(5)	1,484,345	6.8%
Named Executive Officers and Directors:
Robert Douglas Schneider(6)	741,144	3.3%
James P. Purko (7)	77,696	*
Mark E. Granville(8)	77,696	*
A. John Ansay(9)	4,125	*
Vickie L. Capps(10)	4,125	*
Paul Kusserow(11)	4,125	*
David A. Jones, Jr.(12)	4,007,162	18.5%
Russell S. Thomas(13)	—	—
Alan J. Ying(14)	71,699	*
All executive officers and directors as a group (13 persons)(15)	5,109,095	22.4%

(1)

Great Point Partners I, LP, or GPPLP, is the sole manager and controlling member of GPP—Connecture LLC, or GPPC. Great Point Partners I GP, LLC is the general partner of GPPLP and Great Point Partners, LLC, or Great Point, is the investment manager of GPPLP and by virtue of such status, Great Point may be deemed to be the beneficial owner of the shares held by GPPC. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of Great Point, and Mr. David Kroin, as special managing member of Great Point, has voting and dispositive power with respect to the shares held by GPPC and therefore may be deemed to be the beneficial owner of the shares held by GPPC. Mr. Kroin was a member of our board of directors until August 2014. The address of GPPC is 165 Mason Street, 3rd Floor, Greenwich, CT 06830. For a discussion of our material relationships with GPPC, see the section titled “Item 13—Related Party Transactions.”
(2)	Chrysalis Partners II, LLC, or CP II LLC, is the general partner of Chrysalis Ventures II, L.P., or CV II LP, and as such may be deemed to have voting and dispositive power over the shares held by CV II LP. Investment and voting decisions with respect to the shares held by CV II LP are made by an advisory committee of CP II LLC that consists of David A. Jones, Jr., who is a member of our board of directors, Koleman Karleski, Wright Steenrod and Irv Bailey, each of whom is a member of CP II LLC. The address of CV II LP and CP II LLC is 101 South Fifth Street, Suite 1650, Louisville, KY 40202. For a discussion of our material relationships with CV II LP, see the section titled “Item 13—Related Party Transactions.”
(3)	Based on a Schedule 13G filed on January 12, 2015. FMR LLC. has sole voting power with respect to 0 shares and sole dispositive power with respect to 3,228,000 shares. Such shares are held by FMR LLC and its wholly owned subsidiaries in a fiduciary capacity. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Represents 2,375,811 shares held by SSM Venture Partners II, L.P., or SSMVP, and 464,091 shares held by SSM Venture Associates, L.P., or SSMVA. SSM Corporation serves as the general partner of SSM II, L.P., which serves as the general partner of SSMVP and SSMVA and by virtue of such status, SSM Corporation and SSM II, L.P. each may be deemed to be the beneficial owner of shares held by SSMVP and SSMVA. Jim Witherington, a former director of the Company, and Wilson Orr, are the directors and majority holders of SSM Corporation and by virtue of such status, may also be deemed to be the beneficial owners of shares held by SSMVP and SSMVA. The address of SSMVP and SSMVA is 6070 Poplar Avenue, Suite 560, Memphis, Tennessee 38119.
(5)	James A. Gilbert, a former director of the Company, is the managing member of the general partner of LiveOak Equity Partners, L.P., or LiveOak, and by virtue of such status, may be deemed to be the beneficial owner of the shares held by LiveOak. The address of LiveOak is 1268 Park Vista Dr., Atlanta, GA 30319.
(6)	Includes 738,068 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2015. Mr. Schneider is our Chief Executive Officer and President and a member of our board of directors.
(7)	Represents 77,696 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2015. Mr. Purko is our Chief Financial Officer.
(8)	Represents 77,966 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2015. Mr. Granville is our Senior Vice President and General Manager, InsureAdvantage.
(9)	Includes 1,375 shares issuable upon the vesting of restricted stock units vesting within 60 days of April 23, 2015. Mr. Ansay is a member of our board of directors.
(10)	Includes 1,375 shares issuable upon the vesting of restricted stock units vesting within 60 days of April 23, 2015. Ms. Capps is a member of our board of directors.
(11)	Includes 1,375 shares issuable upon the vesting of restricted stock units vesting within 60 days of April 23, 2015. Mr. Kusserow is a member of our board of directors.
(12)	Represents shares held by CV II LP. Mr. Jones is a member of the advisory committee of CP II LLC that makes investment and voting decisions with respect to the shares held by CV II LP, and by virtue of such status, may be deemed to be the beneficial owner of the shares held by CV II LP. Mr. Jones is a member of our board of directors.

(13)	Mr. Thomas is a member of our board of directors.
(14)	Includes 1,375 shares issuable upon the vesting of restricted stock units vesting within 60 days of April 23, 2015 and 67,574 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2015. Dr. Ying is a member of our board of directors.
(15)	Includes 5,500 shares issuable upon the vesting of restricted stock units vesting within 60 days of April 23, 2015 and 1,079,734 shares issuable upon the exercise of options exercisable within 60 days of April 23, 2015.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2010 Stock Plan, the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”), each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2014:

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,838,082	$1.93	(1)	1,268,275	(2)

Equity compensation plans not approved by stockholders	—	—		—

Total	1,838,082			1,268,275

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. No restricted stock units were outstanding as of December 31, 2014.
(2)	Includes 1,028,275 shares of common stock available for issuance in connection with future awards under our 2014 Plan and 240,000 shares of common stock available for future issuance under the 2014 Purchase Plan. The 2014 Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2015 and each subsequent anniversary through 2024, by an amount equal to the smaller of (i) 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the board. The reserve under the 2014 Plan also will be increased to include any shares subject to outstanding stock options under the 2010 Stock Plan at the time of its termination that are forfeited or lapse for any reason prior to exercise or settlement and would otherwise have returned to the share reserve under the 2010 Stock Plan. The 2014 Purchase Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2015 and each subsequent anniversary through 2024 equal to the smallest of (i) 100,000 shares, (ii) 0.25% of the issued and outstanding shares of our common stock on the immediately preceding December 31 or (iii) such other amount as may be determined by the board.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Policy

We have a written policy on authorizations, the Related Party Transactions Policy, which includes specific provisions for related party transactions. Pursuant to the Related Party Transactions Policy, related party transactions include any transaction, arrangement or relationship, or series of such transactions, including any indebtedness or guarantees, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In the event that a related party transaction is identified, such transaction must be reported to our Corporate Secretary and subsequently must be reviewed and approved or ratified by the chairman of our audit committee or our full audit committee, depending on the amount of the transaction. Any member of the audit committee who is one of the parties in the related party transaction and who has a direct material interest in the transaction may not participate in the approval of the transaction. The audit committee has pre-approved certain potential related party transactions in advance including employment of executive officers and director compensation.

Related Party Transactions

Since the beginning of fiscal 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Item 11—Executive Compensation” and the transactions described below.

Stock Options Granted to Executive Officers and Directors

We have granted stock options and restricted stock units to our executive officers. We have also granted stock options and restricted stock units to certain members of our board of directors. For more information regarding certain of these equity awards, see “Item 11—Summary Compensation Table” and “Item 11—Compensation of Directors” elsewhere in this Amendment.

Investors’ Rights Agreement

We are party to an investors’ rights agreement, as amended, with certain of our stockholders. The investors’ rights agreement, as amended, grants such stockholders certain registration rights, which include demand registration rights, piggyback registration rights and short-form registration rights, with respect to shares of our common stock.

Voting Agreement

In August 2012, we entered into a voting agreement with certain of our stockholders. The voting agreement provided, among other things, for the voting of shares with respect to the constituency of the board of directors and for the voting of shares with respect to certain transactions approved by a majority of the holders of our outstanding preferred stock. This agreement terminated upon completion of our initial public offering in December 2014.

Right of First Refusal and Co-Sale Agreement

In August 2012, we entered into a right of first refusal and co-sale agreement with certain of our stockholders. The right of first refusal and co-sale agreement, among other things, granted our investors certain rights of first refusal and co-sale with respect to proposed transfers of our securities by certain stockholders and granted us certain rights of first refusal with respect to proposed transfers of our securities by certain stockholders. This agreement terminated upon completion of our initial public offering in December 2014.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. These employment agreements provide for severance payments upon termination of the executive in certain circumstances and acceleration of vesting of stock options upon the occurrence of a change in control. Please see “Item 11—Executive Compensation—Potential Payments upon Change in Control” for a summary of the potential payments to our named executive officers upon the occurrence of a change in control.

Indemnification of Officers and Directors

As permitted by Delaware law, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by Delaware law, no director will be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. Pursuant to Delaware law such protection would be not available for liability:

•	for any breach of a duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	for any transaction from which the director derived an improper benefit; or

•	for an act or omission for which the liability of a director is expressly provided by an applicable statute, including unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law.

Our amended and restated certificate of incorporation also provides that if Delaware law is amended after the approval by our stockholders of the amended and restated certificate of incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law. In addition, our amended and restated bylaws provide that we are required to advance expenses to our directors and officers as incurred in connection with legal proceedings against them for which they may be indemnified and that the rights conferred in the amended and restated bylaws are not exclusive.

We have entered into indemnity agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and officer to the fullest extent permitted by Delaware law and our amended and restated certificate of incorporation and bylaws for expenses such as, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action by or in our right, arising out of the person’s services as our director or executive officer or as the director or executive officer of any subsidiary of ours or any other company or enterprise to which the person provides services at our request. We also maintain directors’ and officers’ liability insurance.

Other Related Party Transactions

On May 29, 2014, we entered into a note purchase agreement with Great Point Partners, LLC, an affiliate of GPP—Connecture, LLC, and Chrysalis Ventures II, L.P., each a holder of more than 5% of a class of our voting securities, pursuant to which Great Point Partners, LLC and Chrysalis Ventures II, L.P. provided us a loan in an aggregate amount of $1.3 million in exchange for subordinated promissory notes due June 1, 2015 with principal amounts of $0.8 million and $0.5 million respectively. The notes carried an annual interest rate of 14% and contained a contingent exit fee of $0.6 million payable upon occurrence of a merger, consolidation or share exchange that results in the existing stockholders of the Company holding less than a majority in voting power of the successor entity or the sale or disposition of all or substantially all of the Company’s assets or intellectual property, in each case, subject to the determination, in writing, of a majority of the holders of our former Series B preferred stock and a majority of the holders of our former Series A preferred stock that the activity should not constitute such an event. We used a portion of our proceeds from our initial public offering to repay the outstanding principal and accrued interest on the notes. David A. Jones, Jr., an affiliate of Chrysalis Ventures II, L.P., is a member of our board of directors, and Brett Carlson, Adam B. Dolder, David Kroin and Joseph Pesce, each an affiliate of Great Point Partners, LLC and GPP—Connecture, LLC, were members of our board of directors at the time we entered into the note purchase agreement.

Director Independence

Our board of directors has determined that each of Messrs. Ansay, Jones, Kusserow and Thomas, Ms. Capps and Dr. Ying is an “independent director” for purposes of the rules of the NASDAQ Global Market (the “Nasdaq Listing Rules”) and Rule 10A-3(b)(1) under the Exchange Act as the term relates to membership on the board of directors. The board had previously determined that Adam B. Dolder, who served as a director at the time of our initial public offering in December 2014 through December 29, 2014, was independent at the time he served as a director.

The definition of independence under the Nasdaq Listing Rules includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board has made a subjective determination as to each independent director that no material relationships exist that, in the opinion of our board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the directors in questionnaires with questions tailored to the Nasdaq Listing Rules with regard to each director’s business and personal activities as they may relate to us and our management.

During its independence review, our board of directors considered that Mr. Ansay is an officer, part-owner and board member of Ansay & Associates, LLC, an independent insurance agency that in June 2014 entered into an agreement with us pursuant to which Ansay & Associates will license certain of our products in the ordinary course of business. Our board of directors determined that this relationship does not impair Mr. Ansay’s independence or result in a material relationship with us that could compromise Mr. Ansay’s ability to exercise independent judgment in carrying out his responsibilities because the agreement was entered into in the ordinary course of business for both Ansay & Associates and us, and the fees we are to receive under the agreement do not otherwise require disclosure pursuant to Item 404(a) of Regulation S-K or otherwise impair Mr. Ansay’s independence under the Nasdaq Listing Rules.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, for the fiscal years ended December 31, 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Audit fees (1)	$548,000	$343,000
Audit-related fees (2)	1,835,000	—
Tax fees (3)	299,000	124,000
All other fees (4)	—	—

Total fees	$2,682,000	$467,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Fiscal 2014 includes fees related to our December 2014 initial public offering.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions.
(4)	All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-approval of Audit and Non-Audit Services Performed by Independent Registered Public Accounting Firm

The audit committee has determined that all services performed by Deloitte are compatible with maintaining the independence of Deloitte. The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Unless the specific service has been pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has pre-approved all services since the pre-approved policy was adopted. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed with the Original Form 10-K

(b)	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2015

CONNECTURE, INC.

By:	/s/ Robert Douglas Schneider
Robert Douglas Schneider
President and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated January 14, 2013, by and among the Registrant, DRX Acquisition Co., DestinationRx, Inc. and the principal stockholders named therein	S-1	333-199484	2.1	October 20, 2014

2.2	Stock Purchase Agreement, dated February 16, 2011, by and among the Registrant, Patrick Downend and Aaron Downend	S-1	333-199484	2.2	October 20, 2014

2.3	Exchange Agreement, dated August 3, 2012, by and among the Registrant and the stockholders party thereto.	S-1	333-199484	2.3	October 20, 2014

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-199484	10.1	November 26, 2014

10.2†	2010 Stock Plan, as amended, and form of agreement thereunder	S-1	333-199484	10.2	October 20, 2014

10.3.1†	2014 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-199484	10.13	November 26, 2014

10.3.2	Form of Restricted Stock Units Agreements under the Registrant’s 2014 Equity Incentive Plan	10-K	001-36778	10.3.2	March 25, 2015

10.4†	2014 Employee Stock Purchase Plan	S-1/A	333-199484	10.14	November 26, 2014

10.5.1**	Credit Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.3.1	November 26, 2014

10.5.2	First Amendment to Credit Agreement, dated March 18, 2013	S-1	333-199484	10.3.2	October 20, 2014

10.5.3	Second Amendment to Credit Agreement, dated December 10, 2013	S-1	333-199484	10.3.3	October 20, 2014

10.5.4	Third Amendment to Credit Agreement, dated March 12, 2014	S-1	333-199484	10.3.4	October 20, 2014

10.5.5	Fourth Amendment to Credit Agreement, dated May 29, 2014	S-1	333-199484	10.3.5	October 20, 2014

10.5.6	Fifth Amendment to Credit Agreement, dated June 12, 2014	S-1	333-199484	10.3.6	October 20, 2014

10.5.7	Sixth Amendment to Credit Agreement, dated December 5, 2014	S-1/A	333-199484	10.3.7	December 8, 2014

10.5.8	Seventh Amendment to Credit Agreement, dated December 11, 2014	10-K	001-36778	10.5.8	March 25, 2015

10.5.9	Limited Waiver to Credit Agreement, dated December 29, 2014	10-K	001-36778	10.5.9	March 25, 2015

10.5.10	Eighth Amendment to the Credit Agreement, dated March 10, 2015	8-K	001-36778	10.1	March 13, 2015

10.5.11	Guaranty and Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.7	October 20, 2014

10.5.12	Trademark Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.8	October 20, 2014

10.5.13	Patent Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.9	October 20, 2014

10.5.14	Copyright Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.10	October 20, 2014

10.6.1**	Second Lien Term Loan Agreement, dated March 18, 2013, by and among THL Corporate Finance, Inc., as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.4.1	November 26, 2014

10.6.2	First Amendment to Term Loan Agreement, dated December 4, 2013	S-1	333-199484	10.4.2	October 20, 2014

10.6.3	Second Amendment to Term Loan Agreement, dated March 20, 2014	S-1	333-199484	10.4.3	October 20, 2014

10.6.4	Third Amendment to Term Loan Agreement, dated May 29, 2014	S-1	333-199484	10.4.4	October 20, 2014

10.6.5	Fourth Amendment to Term Loan Agreement, dated June 12, 2014	S-1	333-199484	10.4.5	October 20, 2014

10.6.6	Fifth Amendment to Term Loan Agreement, dated December 5, 2014	S-1/A	333-199484	10.4.6	December 8, 2014

10.6.7	Sixth Amendment to Second Lien Term Loan Agreement, dated December 11, 2014	10-K	001-36778	10.6.7	March 25, 2015

10.6.8	Limited Waiver to Second Lien Term Loan Agreement, dated December 29, 2014	10-K	001-36778	10.6.8	March 25, 2015

10.6.9	Seventh Amendment to Term Loan Agreement, dated March 10, 2015	8-K	001-36778	10.2	March 13, 2015

10.7.1	Note Purchase Agreement, dated May 29, 2014, by and among the Registrant, GPP—Connecture, LLC and Chrysalis Ventures II, L.P.	S-1	333-199484	10.5	October 20, 2014

10.7.2	Note Purchase Agreement Correction, dated October 31, 2014, by and among the Registrant, GPP—Connecture, LLC, Chrysalis Ventures II, L.P. and Great Point Partners, LLC	S-1/A	333-199484	10.5.2	November 10, 2014

10.8.1	Subordinated Promissory Note, dated January 15, 2013, by and among the Registrant and Randall P. Herman, on behalf of the stockholders DestinationRx, Inc.	S-1	333-199484	10.6.1	October 20, 2014

10.8.2	Subordinated Note Guaranty, dated January 15, 2013, by and among GPP—Connecture, LLC and Chrysalis Ventures II, L.P. and Randall P. Herman	S-1	333-199484	10.6.2	October 20, 2014

10.9.1	Lease Agreement, dated May 10, 2012, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.1	October 20, 2014

10.9.2	First Amendment to Lease Agreement, dated January 31, 2013, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.2	October 20, 2014

10.9.3	Second Amendment to Lease Agreement, dated February 4, 2014, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.3	October 20, 2014

10.10.1	Lease Agreement, dated September 30, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.1	October 20, 2014

10.10.2	First Amendment to Lease Agreement, dated December 31, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.2	October 20, 2014

10.11	Lease Agreement, dated November 1, 2011, by and among 600 Wilshire Property LLC and the Registrant	S-1	333-199484	10.9	October 20, 2014

10.12.1†	Employment Agreement, effective as of December 31, 2011, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.1	October 20, 2014

10.12.2†	Letter Agreement, dated October 18, 2014, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.2	October 20, 2014

10.12.3†	Transaction Bonus Agreement, dated October 26, 2012, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.3	October 20, 2014

10.12.4†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.4	October 20, 2014

10.12.5†	Separation Pay Agreement, dated December 31, 2011, as amended, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.5	October 20, 2014

10.13.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.1	October 20, 2014

10.13.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.2	October 20, 2014

10.13.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.1	October 20, 2014

10.13.2†	Separation Pay Agreement, dated September 10, 2012, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.2	October 20, 2014

10.13.3†*	Amendment No. 1 to Separation Pay Agreement, dated April 29, 2015, by and among the Registrant and Mark E. Granville

10.14.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.1	March 25, 2015

10.14.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.2	March 25, 2015

10.14.3†*	Amendment No. 1 to Separation Pay Agreement, dated April 29, 2015, by and among the Registrant and James P. Purko

21.1	List of Subsidiaries of the Registrant	S-1	333-199484	21.1	October 20, 2014

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm relating to the Registrant	10-K	001-36778	23.1	March 25, 2015

24.1	Power of Attorney (see page 81 to the Annual Report on Form 10-K)	10-K	001-36778	24.1	March 25, 2015

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-36778	31.1	March 25, 2015

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-36778	31.2	March 25, 2015

31.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002	10-K	001-36778	32.1	March 25, 2015

32.2#	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36778	32.2	March 25, 2015

†	Management contract, compensatory plan or arrangement.
*	Filed herewith
#	Furnished therewith
**	Portions of this agreement have been redacted pursuant to a request for confidential treatment that was granted by the Securities and Exchange Commission.