Form 10-Q
period 2015-03-31
CONNECTURE INC
filed 2015-05-15
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36778

CONNECTURE, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2488736
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

18500 West Corporate Drive, Suite 250 Brookfield, WI	53045
(Address of principal executive offices)	(Zip Code)

(262) 432-8282

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, there were 21,703,244 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of March 31, 2015	As of December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,388	$28,252
Accounts receivable — net of allowances	7,646	12,128
Prepaid expenses and other current assets	1,021	1,557

Total current assets	26,055	41,937
PROPERTY AND EQUIPMENT — Net	1,883	1,892
GOODWILL	26,779	26,779
OTHER INTANGIBLE ASSETS — Net	14,362	15,350
DEFERRED IMPLEMENTATION COSTS	25,189	24,552
OTHER ASSETS	1,745	1,834

TOTAL ASSETS	$96,013	$112,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,140	$5,737
Accrued payroll and related liabilities	5,191	3,880
Other liabilities	3,811	4,373
Current maturities of debt	1,125	4,479
Deferred revenue	35,641	42,578

Total current liabilities	50,908	61,047
DEFERRED REVENUE	29,673	31,159
DEFERRED TAX LIABILITY	19	19
LONG-TERM DEBT	48,337	48,581
OTHER LONG-TERM LIABILITIES	293	379

Total liabilities	129,230	141,185

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of March 31, 2015 and December 31, 2014, and 21,700,492 and 21,689,223 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	97,088	96,365
Accumulated deficit	(130,327)	(125,228)

Total stockholders’ deficit	(33,217)	(28,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$96,013	$112,344

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended March 31,
	2015	2014

REVENUE	$20,648	$16,050

COST OF REVENUE	11,321	12,567

GROSS MARGIN	9,327	3,483

OPERATING EXPENSES:
Research and development	6,528	4,100
Sales and marketing	2,883	1,806
General and administrative	3,605	3,107

Total operating expenses	13,016	9,013

LOSS FROM OPERATIONS	(3,689)	(5,530)

OTHER EXPENSES:
Interest expense	1,413	1,014
Other (income) expense, net	8	75

Total other expense	1,421	1,089

LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(5,110)	(6,619)

BENEFIT (PROVISION) FOR INCOME TAXES	11	(14)

NET LOSS	$(5,099)	$(6,633)

COMPREHENSIVE LOSS	$(5,099)	$(6,633)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(41.34)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,695,932	184,051

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

(In thousands, except shares and per share information)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCES — January 1, 2015	21,689,223	$22	$96,365	$(125,228)	$(28,841)

Stock-based compensation expense			717		717

Exercise of stock options and vesting of restricted stock units	11,269		6		6

Net loss				(5,099)	(5,099)

BALANCES — March 31, 2015	21,700,492	$22	$97,088	$(130,327)	$(33,217)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCES — January 1, 2014	184,051	$1	$9,013	$(115,068)	$(106,054)

Preferred Stock dividends, Series A and Series B Preferred Stock			(975)		(975)

Stock-based compensation expense			345		345

Net loss				(6,633)	(6,633)

BALANCES — March 31, 2014	184,051	$1	$8,383	$(121,701)	$(113,317)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,099)	$(6,633)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,270	1,271
Bad debt expense	45	—
Stock-based compensation expense	717	345
Interest accretion on financing obligations	138	354
Change in operating assets and liabilities:
Accounts receivable	4,437	8,736
Prepaid expenses and other assets	535	(437)
Deferred implementation costs	(637)	(2,017)
Accounts payable	75	(3,075)
Accrued expenses and other liabilities	683	(193)
Deferred revenue	(8,423)	(6,618)

Net cash used in operating activities	(6,259)	(8,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251)	(286)

Net cash used in investing activities	(251)	(286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	4,900
Repayments under revolving line of credit	(340)	(4,735)
Borrowings of term debt	—	6,842
Repayments of term debt	(3,181)	—
Payment of initial public offering costs	(694)	—
Other	(139)	(176)

Net cash (used in) provided by financing activities	(4,354)	6,831

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,864)	(1,722)

CASH AND CASH EQUIVALENTS — Beginning of period	28,252	2,277

CASH AND CASH EQUIVALENTS — End of period	$17,388	$555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,159	$1,661

Cash paid for income taxes	$49	$87

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$37	$—

Accrued preferred stock dividends	$—	$975

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per share data information)

1.	DESCRIPTION OF BUSINESS

Connecture, Inc. and its subsidiaries, including DestinationRx, Inc., or DRX, RxHealth Insurance Agency, Inc., and Insurix, Inc. (collectively, the “Company”) is a Delaware corporation. The Company is a web- based consumer shopping, enrollment and retention platform for health insurance distribution. The Company’s solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. The Company’s solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. The Company’s customers are health insurance marketplace operators, including health plans, brokers and exchange operators. The Company’s solutions automate key functions in the health insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage members.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Connecture, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASU, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Interest-bearing amounts on deposit in excess of federally insured limits as of March 31, 2015 approximated $17,100.

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

Financial Instruments and Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents and accounts receivable. The Company’s credit risk is managed by investing its cash and cash equivalents in high quality money market instruments with established financial institutions. Concentrations of credit risk relate to accounts receivable are limited to several customers to whom the Company makes substantial sales.

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 the Company had the following customers that accounted for 10% of total revenue and/or total accounts receivables:

	Revenue		Accounts Receivable
Customers	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	As of March 31, 2015	As of December 31, 2014
A	23.4%	< 10.0%	< 10.0%	< 10.0%
B	10.6%	< 10.0%	14.7%	15.2%

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

Stock-Based Compensation—The Company applies a fair-value based measurement method in accounting for share-based payment transactions with employees. Compensation cost is recognized based on the grant-date fair value, amortized on a straight-line basis over the options’ vesting period.

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three months ended March 31, 2015 and 2014.

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

Basic and Diluted Net Loss Per Common Share—The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock are entitled to participate in distributions, when and if declared by the board of directors that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Due to net losses for the three months ended March 31, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In April 2015, the FASB voted to propose a one-year deferral of the effective date of the new revenue recognition standard. If the deferral is approved, the new standard will become effective for the Company beginning with the first quarter of 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, and are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31
	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	—	14,861,539
Stock options	924,580	1,390,077

Total anti-dilutive common share equivalents	924,580	16,251,616

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31
	2015	2014
Numerator:
Net loss	$(5,099)	$(6,633)
Less: Preferred stock dividends	—	975

Net loss attributable to common stock	$(5,099)	$(7,608)

Denominator:
Weighted-average common shares outstanding, basic and diluted	21,695,932	184,051

Net loss per common share, basic and diluted	$(0.24)	$(41.34)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of March 31, 2015 and December 31, 2014. Goodwill consists of following as of March 31, 2015 and December 31, 2015:

Total	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange
$26,779	$7,732	$—	$14,711	$4,336

Other Intangibles Assets—Other intangible assets consist of the following at March 31, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Customer Relationship	3-10	$7,298	$(1,806)	$5,492
Covenants Not to Compete	2.5-5	800	(702)	98
Acquired Technology	3-5	11,792	(5,841)	5,951
Trademarks	10	2,800	(618)	2,182
Software	3	1,743	(1,104)	639

		$24,433	$(10,071)	$14,362

Other intangible assets consist of the following at December 31, 2014:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Customer Relationship	3-10	$7,298	$(1,625)	$5,673
Covenants Not to Compete	2.5-5	800	(627)	173
Acquired Technology	3-5	11,792	(5,266)	6,526
Trademarks	10	2,800	(548)	2,252
Software	3	1,699	(973)	726

		$24,389	$(9,039)	$15,350

Amortization expense for the three months ended March 31, 2015 and 2014 was $1,032 and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2015	$2,983
2016	3,272
2017	3,086
2018	1,088
2019	1,000
Thereafter	2,933

Total future amortization expense	$14,362

5.	COMMITMENTS AND CONTINGENCIES

Capital Leases—As of March 31, 2015 and December 31, 2014, capital lease obligations consisted of the following:

	2015	2014
7.98% lease obligation on ERP software, expiring July 2016, payable in variable monthly installments	$303	$411
Various lease obligations on computer equipment and office furniture, expiring April 2017, payable in fixed monthly installments bearing interest of 3.7% to 11.8%	141	156

	444	567
Less current maturities	(363)	(418)

Long-term portion	$81	$149

Future minimum capital lease payments are as follows:

Years Ended December 31	Amount
Remainder of 2015	$354
2016	94
2017 and thereafter	35

483
Less amount representing interest	(39)

Total	$444

The Company’s most significant capital lease relates to the lease of enterprise resource planning, or ERP, software. The leased software asset is included in other intangible assets—net, in the accompanying March 31, 2015 and December 31, 2014, consolidated balance sheets as follows:

	2015	2014
ERP Software	$1,232	$1,232
Less accumulated amortization	(856)	(753)

Total	$376	$479

Amortization of the software asset under capital lease for the three months ended March 31, 2015 and 2014 totaled $103, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the three months ended March 31, 2015 and 2014, was $425 and $383, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at March 31, 2015 and December 31, 2014.

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

In August 2013, a client of the Company’s acquired DRX subsidiary tendered a demand for indemnification for a claim filed against the client arising from the alleged incorrect ranking of plans on the client’s Medicare Part D website (the “Indemnification Claim”). DRX designed and hosted the interactive website. No specific damages were asserted in the claim, and the claim relates to services provided to the client prior to the Company’s 2013 acquisition of DRX. The DRX sellers have specifically indemnified the Company for any liability arising from this matter in the DRX Agreement and Plan of Merger. On February 10, 2015, the Company, the Company’s client and DRX sellers settled the Indemnification Claim for $100. Pursuant to the terms of the DRX Agreement and Plan of Merger, the DRX sellers and the Company offset the Indemnification Claim settlement against the $3,000 DRX Seller Note (See Note 6).

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

6.	DEBT

Debt consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Senior term loans	$19,969	$20,250
Senior revolving credit facility	—	354
Subordinated loans	29,493	32,456

	49,462	53,060
Less: current maturities of debt	(1,125)	(4,479)

Long-term debt	$48,337	$48,581

Senior Debt—On January 15, 2013, the Company entered into a bank credit facility to provide for short- term working capital and long-term investment needs (the “Credit Facility” as amended and restated from time- to-time). The Credit Facility is collateralized by all of the Company’s assets.

The Credit Facility provides for $22,500 of term loans (the “Senior Term Loans”) and a $10,000 revolving credit (the “Senior Revolving Credit Facility”) through January 15, 2018 (the “Maturity Date”). The Senior Term Loans require quarterly principal payments of $281, with the unpaid principal balance payable in full on the Maturity Date.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. As of March 31, 2015, the interest rate on the outstanding Senior Term Loans was 6.54%. There were no Senior Revolving Credit Facility advances at March 31, 2015.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. Furthermore, the Credit Facility does not permit the payment of cash dividends if such payment would result in a covenant violation. During the three months ended March 31, 2015, the Credit Facility was amended, to among other things, establish financial covenants for the year ended December 31, 2015. The amendment established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the Credit Facility. The Company was in compliance with the financial covenants at March 31, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

THL Promissory Note—On March 18, 2013, the Company entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, as amended and restated from time-to-time, for total proceeds of $30,000 less $683 of original issue discount, or OID.

In the three months ended March 31, 2015, the THL Note was amended to among other things, establish financial covenants for the year ended December 31, 2015. The amendment established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the THL Note. The Company was in compliance with the financial covenants at March 31, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR Margin, as defined, and is payable monthly. At March 31, 2015, the rate was 12.00% and the outstanding balance, net of OID, was $29,493.

DRX Seller Note—On January 15, 2013, the Company entered into a subordinated promissory note with the sellers of DRX (the “DRX Seller Note”). The initial $3,000 principal amount was subject to adjustment upon resolution of the Closing Day Working Capital, as defined in the Company’s purchase agreement with the DRX sellers. The Seller Note accrued interest at 8.0% per annum payable on the January 15, 2015 maturity date. In the three months ended March 31, 2015, the principal amount was decreased by $100 as a result of settling the DRX Indemnification Claim (See Note 5). The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note in the three months ended March 31, 2015.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of March 31, 2015 and December 31, 2014 approximates the carrying value.

7.	STOCK-BASED COMPENSATION

The Company recognized $717 and $345 in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock Units—On January 23, 2015, the Company granted 156,250 Restricted Stock Units (RSUs) to employees with an aggregate grant date fair value of $1,536. The 156,250 RSUs vest on December 11, 2015. The Company recognizes the fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest; to the extent the compensation expense has been recognized (see Note 11).

On January 23, 2015, the Company granted 33,000 RSUs to non-employee directors with an aggregate grant date fair value of $324. The 33,000 RSUs vest 1/12 a month through December 2015. The fair value of the RSUs is expensed over the vesting period based on the fair value on the date of grant.

Stock Options—A summary of stock options as of March 31, 2015, is presented below:

	Number of Shares	Average Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value (in 000s)
Outstanding	1,835,061	$1.931	7.15	$15,450

Exercisable	1,379,124	$1.871	7.14	$11,694

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

During the three months ended March 31, 2014, the Company granted 95,400 stock options with a weighted average exercise price of $2.268 and estimated grant date fair value of $16.20 per option. Forfeitures were immaterial and there were no exercises during the three months ended March 31, 2014.

As of March 31, 2015, approximately $1,130 of unrecognized compensation costs related to unvested stock options is expected to be recognized over the remaining vesting periods; approximately 1.25 years (see Note 11).

8.	INCOME TAXES

The Company’s effective tax benefit/(provision) rate of 0.22% and (0.21)% for the three months ended March 31, 2015 and 2014, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

9.	RELATED PARTIES

On February 10, 2015, the Company, settled the Indemnification Claim for $100 (See Note 5). Pursuant to the terms of the DRX Agreement and Plan of Merger, the DRX sellers and the Company offset the Indemnification Claim settlement against the $3,000 DRX Seller Note. The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note during the three months ended March 31, 2015.

Current employees of the Company, including the Company’s current Chief Innovation Officer, New Markets, were employees and stockholders of DRX at the time of its acquisition, and as previous stockholders of DRX they received an interest in the DRX Seller Note.

The $480 interest was paid to two related party stockholders, or entities controlled by the stockholders of the Company, pursuant to a note guarantee agreement the DRX sellers had with such related parties.

10.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. The following reflects the revenue and operating results of the Company’s reportable segments:

	Three Months Ended March 31,
	2015	2014

Revenue from external customers by segment:
Enterprise/Commercial	$10,985	$8,522
Enterprise/State	4,291	2,478
Medicare	3,983	3,899
Private Exchange	1,389	1,151

Consolidated revenue	$20,648	$16,050

Gross margin by segment:
Enterprise/Commercial	$4,923	$482
Enterprise/State	1,714	94
Medicare	2,276	2,435
Private Exchange	414	472

Consolidated gross margin	$9,327	$3,483

Consolidated operating expenses:
Research and development	$6,528	$4,100
Sales and marketing	2,883	1,806
General and administrative	3,605	3,107

Total consolidated operating expenses	$13,016	$9,013

Consolidated loss from operations	$(3,689)	$(5,530)

Depreciation and amortization by segment:
Enterprise/Commercial	$137	$142
Enterprise/State	24	37
Medicare	641	644
Private Exchange	232	216
Corporate	236	232

Consolidated depreciation and amortization	$1,270	$1,271

The following are identifiable assets by segment as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015	As of December 31, 2014
Identifiable assets by segment:
Enterprise/Commercial	$32,259	$32,749
Enterprise/State	4,757	6,349
Medicare	26,618	28,314
Private Exchange	9,298	10,107
Corporate	23,081	34,825

Consolidated assets	$96,013	$112,344

All Company assets were held and all revenue was generated in the United States during the three months ended March 31, 2015 and 2014.

11.	SUBSEQUENT EVENTS

On April 29, 2015 the Company granted 326,000 RSUs and 508,400 incentive stock options (ISOs) to employees pursuant to the terms of the 2014 Equity Incentive Plan. The estimated grant date fair value of the RSUs and ISOs are expected to be recognized ratably over a three year vesting period.

*    *    *    *    *    *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Quarterly Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “intend,” “expect,” “anticipate,” “plan,” “project” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2014 revenue, eleven customers could terminate their contract for convenience upon written notice of between 30 and 60 days. These customers represented $16.4 million, or 17.1% of our Contracted Backlog balance as of March 31, 2015.

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

We believe that there is a substantial market for our products and services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our customers, which we believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last three years. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past three years, and the long-term subscription nature of our financial model, we believe that our current investment in growth may lead to increased revenue, which would allow us to achieve profitability in the future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. The amount of our total Contracted Backlog for software services and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $96.2 million and $78.2 million as of March 31, 2015 and December 31, 2014, respectively. Our total Contracted Backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. We fulfill Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of March 31, 2015 over a period of approximately four years.

The anticipated impact of the March 31, 2015 Contracted Backlog on each future year is as follows:

Year Ending December 31	Millions of Dollars

Remainder of 2015	$39.0
2016	35.4
2017	11.2
Thereafter	10.6

TOTAL	$96.2

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period. We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended March 31, 2015 and 2014, our Software Revenue Retention Rate was approximately 95%.

Adjusted Gross Margin and Adjusted EBITDA

Within this Quarterly Report on Form 10-Q, we use adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, to provide investors with additional information regarding our financial results. Adjusted gross margin and adjusted EBITDA are non-GAAP (Generally Accepted Accounting Principles) financial measures. We have provided below reconciliations of these measures to the most directly comparable GAAP financial measures, which for adjusted gross margin is gross margin, and for adjusted EBITDA is net loss.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin:
Gross margin	$9,327	$3,483
Depreciation and amortization	948	971
Stock-based compensation expense	147	30

Adjusted gross margin	$10,422	$4,484

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	$(5,099)	$(6,633)
Depreciation and amortization	1,270	1,271
Interest expense	1,413	1,014
Other expense	8	75
Income taxes	(11)	14
Stock-based compensation expense	717	345

Total net adjustments	$3,397	$2,719

Adjusted EBITDA	$(1,702)	$(3,914)

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are contracted rates based on the number of software solutions modules being used for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 62.0% and 70.9% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. We derive the majority of our professional services revenue from the implementation of our customers onto our platform. In general, it takes from six to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue accounted for approximately 36.4% and 25.1% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.

We also derive a small portion of other revenue from commissions earned on annual employee enrollments in which our health plan network and software solutions are used in connection with each enrollment.

For all contractual arrangements that include multiple elements, we allocate revenue from a customer contract to software services and professional services based on the type of multiple element arrangement. For instance, with respect to multiple-element arrangements containing hosted software, we identify each software and professional services unit of accounting based on the terms of the customer contract and allocate revenue to each unit of accounting based on the relative selling price of each deliverable. Revenue from each element is recognized as each element is delivered. Similarly, for multiple-element arrangements containing non-hosted software, during the periods reported, we accounted for the entire arrangement as a single unit of accounting, because some or all of the deliverable elements did not have stand-alone value when the related contracts were executed. In these situations, all revenue has been deferred until delivery of the final element, at which time the contract value is recognized ratably over the longer of the contract or expected customer relationship. For purposes of presentation in management’s discussion and analysis, management classifies a portion of the overall multiple-element non-hosted software arrangement fee as software and professional services fees based on an evaluation of various available indicators of fair value, including relative contract value of the software and professional services elements to total contractual value, and applies judgment to reasonably classify the arrangement fee. Our classification of non-hosted multiple element arrangement fees does not affect the timing or amount of revenue recognized.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in these areas in order to support our anticipated revenue growth. As a result, we expect our operating expenses to increase in both aggregate dollars and as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the longer term as we achieve greater economies of scale.

Research and development expense. The nature of our research and development activities includes market requirements and definition, product design, software development, quality assurance and product release. Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for our research and development employees. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to increase in dollars and as a percentage of revenue for the near term, but decrease as a percentage of revenue over the longer term as we achieve greater economies of scale.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation and commissions for our sales and marketing employees. We generally incur a liability to pay and record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead. We expect our sales and marketing expense to increase in both dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing employees and expand our marketing activities in order to continue to grow our business.

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

Other Expenses

Other expenses primarily consists of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities.

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Our income tax (expense) benefit was not meaningful in the three months ended March 31, 2015 and 2014.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At March 31, 2015 and December 31, 2014, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share amounts)
Condensed Consolidated Statements of Operations Data:
Revenue	$20,648	$16,050
Cost of Revenue (1)	11,321	12,567

Gross Margin	9,327	3,483

Operating Expenses:
Research and Development (1)	6,528	4,100
Sales and Marketing (1)	2,883	1,806
General and Administrative (1)	3,605	3,107

Total Operating Expenses	13,016	9,013

Loss from Operations	(3,689)	(5,530)

Other Expenses:
Interest Expense	1,413	1,014
Other (Income) Expense, net	8	75

Loss before Income Taxes	(5,110)	(6,619)

Income Tax (Expense) Benefit	11	(14)

Net Loss	$(5,099)	$(6,633)

Net loss per common share - basic and diluted	$(0.24)	$(41.34)

Weighted Average Common Shares Outstanding - basic and diluted	21,695,932	184,051

Other Financial Data:
Adjusted gross margin	$10,422	$4,484
Adjusted EBITDA	(1,702)	(3,914)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Cost of Revenue	$147	$30
Research and Development	215	20
Sales and Marketing	46	8
General and Administrative	309	287

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Operations Data as Percentage of Revenue:
Revenue	100.0%	100.0%
Cost of Revenue	54.8%	78.3%

Gross Margin	45.2%	21.7%

Operating Expenses:
Research and Development	31.6%	25.5%
Sales and Marketing	14.0%	11.3%
General and Administrative	17.5%	19.4%

Total Operating Expenses	63.0%	56.2%

Loss from Operations	(17.9%)	(34.5%)

Other Expenses:
Interest Expense	6.8%	6.3%
Other (Income) Expense	0.0%	0.5%

Loss before Income taxes	(24.7%)	(41.2%)

Income Tax (Expense) Benefit	0.0%	(0.1%)

Net Loss	(24.7%)	(41.3%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$10,985	$8,522
Enterprise/State	4,291	2,478
Medicare	3,983	3,899
Private Exchange	1,389	1,151

Total Revenue	$20,648	$16,050

Gross Margin:
Enterprise/Commercial	$4,923	$482
Enterprise/State	1,714	94
Medicare	2,276	2,435
Private Exchange	414	472

Total Gross Margin	$9,327	$3,483

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Type:	(dollars in thousands)
Software services	$12,815	62.0%	$11,391	70.9%	$1,424	12.5%
Professional services	7,509	36.4%	4,022	25.1%	3,487	86.7%
Other	324	1.6%	637	4.0%	(313)	(49.1%)

Total revenue	$20,648	100.0%	$16,050	100.0%	$4,598	28.6%

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions. The increase in professional services revenue was primarily attributable to the recognition of revenues from the satisfaction of several Enterprise/Commercial customer implementation obligations in the three months ended March 31, 2015.

For all contractual arrangements that include multiple elements, we allocate revenue from a customer contract to software services and professional services based on the type of multiple element arrangement. For instance, with respect to multiple-element arrangements containing hosted software, we identify each software and professional services unit of accounting based on the terms of the customer contract and allocate revenue to each unit of accounting based on the relative selling price of each deliverable. Revenue from each element is recognized as each element is delivered. Similarly, for multiple-element arrangements containing non-hosted software, during the periods reported we accounted for the entire arrangement as a single unit of accounting, because some or all of the deliverable elements did not have stand-alone value when the related contracts were executed. In these situations, all revenue has been deferred until delivery of the final element, at which time the contract value is recognized ratably over the longer of the contract or expected customer relationship. For purposes of presentation in management’s discussion and analysis, management classifies a portion of the overall multiple-element non-hosted software arrangement fee as software and professional services fees based on an evaluation of various available indicators of fair value, including relative contract value of the software and professional services elements to total contractual value, and applies judgment to reasonably classify the arrangement fee. Our classification of non-hosted multiple element arrangement fees does not affect the timing or amount of revenue recognized.

Segment Revenue

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Segment:	(dollars in thousands)
Enterprise/Commercial	$10,985	53.2%	$8,522	53.1%	$2,463	28.9%
Enterprise/State	4,291	20.8%	2,478	15.4%	1,813	73.2%
Medicare	3,983	19.3%	3,899	24.3%	84	2.2%
Private Exchange	1,389	6.7%	1,151	7.2%	238	20.7%

Total Revenue	$20,648	100.0%	$16,050	100.0%	$4,598	28.6%

The growth in our Enterprise/Commercial revenue was primarily attributable to the recognition of revenue upon the satisfaction of several customer obligations in the three months ended March 31, 2015. The growth in our Enterprise/State revenue was primarily attributable to an increase of $1.3 million in software services revenue and a $0.5 million increase in professional services revenue from the recognition of previously deferred implementation revenue related to state exchange implementations completed in the fourth quarter of 2013, as well as an increase in support services. The growth in our Medicare and Private Exchange revenue was primarily attributable to a $0.6 million increase in software services revenue driven by an increase in the number of health plan and broker customers using our platform as of March 31, 2015 as compared to March 31, 2014, partially offset by a $0.3 million decrease in professional services and other revenue.

Cost of Revenue

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$11,321	54.8%	$12,567	78.3%	$(1,246)	(9.9%)

The dollar decrease in cost of revenue was primarily attributable to a $1.5 million decrease in professional fees to outside contractors, a $0.8 million decrease in salaries and personnel-related costs and a $0.2 million decrease in travel and facilities costs due to staffing realignments following the completion of our efforts related to the October 2013 Affordable Care Act, or ACA rollout, which was partially offset by a corresponding $0.4 million decrease in capitalization of new customer deferred implementation costs. Additionally, during the three months ended March 31, 2015 we amortized an additional $0.9 million of previously deferred implementation costs, as compared to the three months ended March 31, 2014.

Segment Gross Margins

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Segment Gross Margin:	(dollars in thousands)
Enterprise/Commercial	$4,923	44.8%	$482	5.7%	$4,441	*
Enterprise/State	1,714	39.9%	94	3.8%	1,620	*
Medicare	2,276	57.1%	2,435	62.5%	(159)	(6.5%)
Private Exchange	414	29.8%	472	41.0%	(58)	(12.3%)

Total Gross Margin	$9,327	45.2%	$3,483	21.7%	$5,844	167.8%

*	Not meaningful

The Enterprise/Commercial gross margin increase in dollars was driven primarily by a $2.5 million increase in revenue and $1.9 million decrease in cost of revenue. The increase in revenue was primarily attributable to recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of remaining contractual obligations during the three months ended March 31, 2015. The decrease in cost of revenue was primarily attributable to a reduction in direct labor and outside contractor costs following the completion of our efforts related to the October 1, 2013 ACA rollout offset by an increase in deferred cost Amortization related to previously installed software solutions. Our Enterprise/Commercial gross margin included $0.1 million of depreciation and amortization for each of the three months ended March 31, 2015 and 2014.

The Enterprise/State gross margin increase in dollars was driven primarily by a $1.8 million increase in revenue and $0.2 million increase in cost of revenue. The increase in revenue and cost of revenue were both primarily attributable to amortization of previously deferred implementation revenue and costs related to new customer implementations that were completed in fourth quarter of 2013 and throughout 2014. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended March 31, 2015 and 2014.

The Medicare gross margin decrease in dollars was driven primarily by a $0.1 million increase in revenue and $0.3 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support anticipated growth in this segment. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended March 31, 2015 and 2014.

The Private Exchange gross margin decrease in dollars was driven primarily by a $0.2 million increase in revenue and $0.3 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support anticipated customer growth in this segment. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended March 31, 2015 and 2014.

Research and Development

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$6,528	31.6%	$4,100	25.5%	$2,428	59.2%

The increase in research and development expense in dollars was primarily attributable to a $1.6 million increase in salaries and personnel-related costs, due to additional research and development headcount. Additionally, we experienced a $0.8 million increase in engineering consulting fees for assistance in product development.

The increased research and development spending during the quarter continues our second half of 2014 initiative to invest in efforts to accelerate development of new software solutions intended to take advantage of opportunities presented by our growing customer base and the emerging private exchange market opportunity.

Sales and Marketing

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,883	14.0%	$1,806	11.3%	$1,077	59.6%

The increase in sales and marketing expense in dollars was primarily attributable to a $0.4 million increase in commissions expense associated with significantly higher bookings levels in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, along with a $0.4 million increase in salaries and personnel-related costs, due to the hiring of sales employees to continue driving revenue growth, as well as a year-over-year $0.3 million increase in other expenses attributable to our 2015 Client Forum.

General and Administrative

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,605	17.5%	$3,107	19.4%	$498	16.0%

The increase in general and administrative expense in dollars was primarily attributable to incremental costs associated with being a public company. While we expect our general and administrative expenses will grow in dollars as our business grows, we believe such expenses as a percent of revenue will decline, which was observed in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Interest Expense

	Three Months Ended March 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$1,413	6.8%	$1,014	6.3%	$399	39.3%

The increase in interest expense in dollars was primarily attributable to a higher weighted average cost of debt on our outstanding borrowings, as well as a higher average debt balance during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

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

Prior to our initial public offering, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and the private issuance of equity securities. As of March 31, 2015, we had cash and cash equivalents of $17.4 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

Senior Credit Facility

On January 15, 2013, we entered into a bank credit facility to provide for short-term working capital and long-term investment needs, as amended and restated from time-to-time, or the Credit Facility. The Credit Facility initially provided for $22.5 million of term loans, or Senior Term Loans, and a $10.0 million revolving line of credit, or the Senior Revolving Credit Facility, through January 15, 2018, or the Maturity Date. The Senior Term Loans require quarterly principal payments of $281, with the unpaid principal balance payable in full on the Maturity Date.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate.

The Credit Facility contains customary representations, warranties and financial covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. The financial covenants include a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. The quarterly building EBITDA covenant increases from $3.5 million for the measurement period ending March 31, 2015 to $9.0 million for the year ending December 31, 2015. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $15.0 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of March 31, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

Subordinated Loans

On March 18, 2013, we entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, as amended and restated from time-to-time, for total proceeds of $30.0 million less $0.7 million of original issue discount, or OID. The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR margin, and is payable monthly.

THL Note contains customary financial covenants including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. The quarterly building EBITDA covenant increases from $2.6 million for the measurement period ending March 31, 2015 to $8.1 million for the year ending December 31, 2015. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $13.5 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of March 31, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

On January 15, 2013, we entered into a subordinated promissory note with the sellers of DRX, or the DRX Seller Note. The initial $3.0 million principal amount was subject to adjustment upon resolution of the working capital, as well as the satisfaction of customary escrow provisions. The DRX Seller Note accrued interest at a rate of 8.0% payable upon the January 15, 2015 maturity date. During the three months ended March 31, 2015, the principal amount was decreased by $0.1 million as a result of settling the DRX Indemnification Claim (see Note 5 to the Condensed Consolidated Financial Statements) and we paid the adjusted principal amount of $2.9 million and $0.5 million of interest to settle the DRX Seller Note.

The following table summarizes the principal balances of our outstanding borrowings as of March 31, 2015:

Outstanding Principal Balance
(in thousands)

Credit Facility: Revolving line of credit	$—
Credit Facility: Term loans	19,969
Subordinated loans	29,493

$49,462

We believe that cash from operations, the proceeds from our initial public offering, cash on hand and available capacity under our Credit Facility will provide liquidity to meet anticipated future short-term capital requirements for the next twelve months. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Credit Facility.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, approximately $49.5 million of our outstanding borrowings would become immediately payable, which could adversely affect our financial condition.

Cash Flows

Our cash flows were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net cash flows provided by (used in):
Operating activities	$(6,259)	$(8,267)
Investing activities	(251)	(286)
Financing activities	(4,354)	6,831

Net decrease in cash and cash equivalents	$(10,864)	$(1,722)

Operating Activities

For the three months ended March 31, 2015, our net cash and cash equivalents used in operating activities of $6.3 million consisted of a net loss of $5.1 million and $3.3 million of cash used by changes in working capital, partially offset by $2.2 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $8.4 million, partially offset by a $4.4 million decrease in accounts receivable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

For the three months ended March 31, 2014, net cash and cash equivalents used in operating activities of $8.3 million consisted of a net loss of $6.6 million and $3.6 million of cash used by changes in working capital, partially offset by $2.0 million in adjustments for non-cash items. The cash provided by changes in working capital primarily consisted of a seasonal first quarter decrease in accounts receivable of $8.7 million, offset by a $3.1 million use of cash to reduce accounts payable. Additionally, working capital was impacted by a $6.6 million net decrease in deferred revenue and a $2.0 million net increase in deferred implementation costs. The decrease in deferred revenue and increase in deferred implementation costs was primarily the result of timing differences between receipt of upfront cash fees, cash outlays for new customer implementation efforts, and recognition of previously deferred revenues and deferred implementation cost on implemented software solutions. For the three months ended March 31, 2014, we had more deferred revenue recognition on implemented customer software services than net cash collections for future implementations, which was anticipated as several large multi-year software implementations were completed in conjunction with the October 2013 ACA rollout efforts.

Generally, a substantial amount of revenue in any given period comes from the recognition of previously collected and deferred revenue, while period-end accounts receivable balances are directly influenced by the timing of contractually negotiated milestone and time-based advance billings and their subsequent collection. We generally have the contractual right to invoice and collect fees from customers ahead of delivery and revenue recognition of our software and professional services.

Investing Activities

For the three months ended March 31, 2015 and 2014, net cash used in investing activities was $0.3 million consisting primarily of the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2015, net cash used in financing activities was $4.4 million, consisting of $3.5 million of repayments of debt, including the scheduled repayment of the DRX Seller Note, payment of $0.7 million of direct offering costs associated with our December 2014 initial public offering and $0.2 million other payments including capital leases and debt financing fees paid.

For the three months ended March 31, 2014, net cash provided by financing activities was $6.8 million, consisting of $11.7 million in proceeds from credit facility and term-debt borrowings, partially offset by $4.9 million of debt repayments and payment of capital lease obligations and debt financing fees.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. There have been no material changes to these contractual obligations since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had standby letters of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for information on new accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, bear interest at rates that are variable. Borrowings under the THL Corporate Finance, Inc. subordinated promissory note bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of March 31, 2015, we had total borrowings of $49.5 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings as of March 31, 2015. Any debt we incur in the future may also bear interest at variable rates. Borrowings outstanding under our other credit arrangements are not subject to interest rate risk because they bear interest at fixed rates.

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

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

We have had a history of losses and we may be unable to achieve or sustain profitability.

We experienced a net loss of $10.2 million, $26.4 million and $16.8 million in 2014, 2013 and 2012, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our recent growth in revenue may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

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

We have a substantial amount of indebtedness. As of March 31, 2015, our total indebtedness was $49.5 million. Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $26.8 million in goodwill, $14.4 million in other intangible assets and $25.2 million of deferred implementation costs, together representing approximately 69% of our total assets as of March 31, 2015. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of March 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of March 31, 2015 and December 31, 2014, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

Risk Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and other factors which are beyond our control. These factors include:

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

As of April 30, 2015, our directors, executive officers, and their affiliated entities beneficially owned approximately 22% of our outstanding common stock. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

As of April 30, 2015, we had 21,703,244 shares of common stock outstanding. The 7,630,250 shares sold in our initial public offering were freely tradable immediately after the offering and of the remaining 14,072,994 shares outstanding as of April 30, 2015, 13,890,967 shares are currently restricted as a result of lock-up agreements executed in connection with our initial public offering. These shares will be available for sale into the public market on June 10, 2015, subject in some cases to volume and other limitations. The representatives of the underwriters in our initial public offering may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to the lock-up agreements. A large portion of these shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

On December 19, 2014, we registered an aggregate of 3,114,990 shares of our common stock that we have issued or may issue under our equity incentive plans, which shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above, various vesting agreements and in some cases, to volume and other restrictions. As of April 30, 2015, there were stock options to purchase 2,343,461 shares of our common stock and unvested restricted stock units representing 504,250 shares of our common stock outstanding. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None

(b) Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTURE, INC.

Date: May 15, 2015	By:	/s/ James P. Purko
James P. Purko
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T