Form 10-Q
period 2015-06-30
CONNECTURE INC
filed 2015-08-14
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b- 2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, there were 21,874,452 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of June 30, 2015	As of December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,045	$28,252
Accounts receivable — net of allowances	9,549	12,128
Prepaid expenses and other current assets	1,290	1,557

Total current assets	20,884	41,937
PROPERTY AND EQUIPMENT — Net	1,917	1,892
GOODWILL	26,779	26,779
OTHER INTANGIBLE ASSETS — Net	13,320	15,350
DEFERRED IMPLEMENTATION COSTS	23,908	24,552
OTHER ASSETS	1,643	1,834

TOTAL ASSETS	$88,451	$112,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,839	$5,737
Accrued payroll and related liabilities	5,686	3,880
Other liabilities	3,495	4,373
Current maturities of debt	1,482	4,479
Deferred revenue	32,660	42,578

Total current liabilities	49,162	61,047
DEFERRED REVENUE	26,941	31,159
DEFERRED TAX LIABILITY	19	19
LONG-TERM DEBT	48,094	48,581
OTHER LONG-TERM LIABILITIES	302	379

Total liabilities	124,518	141,185

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of June 30, 2015 and December 31, 2014, and 21,840,004 and 21,689,223 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	22	22

Additional paid-in capital	98,497	96,365
Accumulated deficit	(134,586)	(125,228)

Total stockholders’ deficit	(36,067)	(28,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,451	$112,344

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE	$23,393	$19,201	$44,041	$35,251

COST OF REVENUE	14,019	12,787	25,340	25,354

GROSS MARGIN	9,374	6,414	18,701	9,897

OPERATING EXPENSES:
Research and development	6,056	4,585	12,584	8,685
Sales and marketing	2,302	1,903	5,185	3,709
General and administrative	3,858	3,244	7,463	6,351

Total operating expenses	12,216	9,732	25,232	18,745

LOSS FROM OPERATIONS	(2,842)	(3,318)	(6,531)	(8,848)

OTHER EXPENSES:
Interest expense	1,424	1,372	2,837	2,386
Other (income) expense, net	1	751	9	826

Total other expense	1,425	2,123	2,846	3,212

LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(4,267)	(5,441)	(9,377)	(12,060)

BENEFIT (PROVISION) FOR INCOME TAXES	8	3	19	(11)

NET LOSS	$(4,259)	$(5,438)	$(9,358)	$(12,071)

COMPREHENSIVE LOSS	$(4,259)	$(5,438)	$(9,358)	$(12,071)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.20)	$(34.77)	$(0.43)	$(76.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,710,951	184,051	21,703,483	184,051

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

(In thousands, except shares and per share information)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCES — January 1, 2015	21,689,223	$22	$96,365	$(125,228)	$(28,841)

Stock-based compensation expense			1,886		1,886

Restricted stock units and exercise of stock options	150,781		246		246
Net loss				(9,358)	(9,358)

BALANCES — June 30, 2015	21,840,004	$22	$98,497	$(134,586)	$(36,067)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCES — January 1, 2014	184,051	$1	$9,013	$(115,068)	$(106,054)

Preferred Stock dividends, Series A and Series B Preferred Stock			(1,937)		(1,937)

Stock-based compensation expense			707		707

Net loss				(12,071)	(12,071)

BALANCES — June 30, 2014	184,051	$1	$7,783	$(127,139)	$(119,355)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,358)	$(12,071)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,550	2,554
Stock-based compensation expense	1,886	707
Other	669	480
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	2,534	8,058
Prepaid expenses and other assets	277	(204)
Deferred implementation costs	644	(3,517)
Accounts payable	689	(1,880)
Accrued expenses and other liabilities	999	(493)
Deferred revenue	(14,136)	(9,713)

Net cash used in operating activities	(13,246)	(16,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(407)	(396)

Net cash used in investing activities	(407)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	10,076
Repayments under revolving line of credit	(340)	(14,086)
Borrowings of term debt	—	20,767
Repayments of term debt	(3,462)	(563)
Payment of deferred business acquisition purchase price	—	(1,000)
Payment of initial public offering costs	(725)	—
Other	(27)	(699)

Net cash (used in) provided by financing activities	(4,554)	14,495

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,207)	(1,980)
CASH AND CASH EQUIVALENTS — Beginning of period	28,252	2,277

CASH AND CASH EQUIVALENTS — End of period	$10,045	$297

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,108	$3,027

Cash paid for income taxes	$18	$103

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$153	$15

Accrued preferred stock dividends	$—	$1,937

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per share data information)

1.	DESCRIPTION OF BUSINESS

Connecture, Inc. and its subsidiaries, including DestinationRx, Inc., or DRX, RxHealth Insurance Agency, Inc., and Insurix, Inc. (collectively, the “Company”) is a Delaware corporation. The Company is a web-based consumer shopping, enrollment and retention platform for health insurance distribution. The Company’s solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. The Company’s solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. The Company’s customers are health insurance marketplace operators, including health plans, brokers and exchange operators. The Company’s solutions automate key functions in the health insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage members.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Connecture, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASU, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Interest-bearing amounts on deposit in excess of federally insured limits as of June 30, 2015 approximated $9,800.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and 2014 the Company had the following customers that accounted for 10% of total revenue and/or total accounts receivables:

	Revenue		Accounts Receivable
Customers	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	As of June 30, 2015	As of December 31, 2014
A	11.7%	9.7%	11.6%	15.2%
B	13.1%	10.1%	5.4%	4.3%

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

a) Software Automation Solutions Fees

Contractual terms for the delivery and ongoing support of the Company’s software automation solutions generally consist of multiple components including: (a) software license fees (non-hosted arrangements), (b) software maintenance fees, (c) software usage fees, (d) professional services fees, (e) hosting fees and (f) production support fees.

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

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or expected customer relationship.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and six months ended June 30, 2015 and 2014.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Due to net losses for the three and six months ended June 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The new standard will become effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies that a customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this update are effective as of January 1, 2016 and are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	—	14,861,539	—	14,861,539
Restricted stock units	131,813	—	44,734	—
Stock options	1,170,373	1,368,715	1,165,980	1,379,337

Total anti-dilutive common share equivalents	1,302,186	16,230,254	1,210,714	16,240,876

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,259)	$(5,438)	$(9,358)	$(12,071)
Less: Preferred stock dividends	—	962	—	1,937

Net loss attributable to common stock	$(4,259)	$(6,400)	$(9,358)	$(14,008)

Denominator:
Weighted-average common shares outstanding, basic and diluted	21,710,951	184,051	21,703,483	184,051

Net loss per common share, basic and diluted	$(0.20)	$(34.77)	$(0.43)	$(76.11)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of June 30, 2015 and December 31, 2014. Goodwill consists of following as of June 30, 2015 and December 31, 2014:

Total	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange
$ 26,779	$7,732	$—	$14,711	$4,336

Other Intangibles Assets—Other intangible assets consist of the following at June 30, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(1,986)	$5,312
Covenants Not to Compete	2.5-5	800	(777)	23
Acquired Technology	3-5	11,792	(6,416)	5,376
Trademarks	10	2,800	(688)	2,112
Software	3	1,742	(1,245)	497

		$24,432	$(11,112)	$13,320

Other intangible assets consist of the following at December 31, 2014:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(1,625)	$5,673
Covenants Not to Compete	2.5-5	800	(627)	173
Acquired Technology	3-5	11,792	(5,266)	6,526
Trademarks	10	2,800	(548)	2,252
Software	3	1,699	(973)	726

		$24,389	$(9,039)	$15,350

Amortization expense was $1,041 and $1,030 for the three months ended June 30, 2015 and 2014, respectively, and $2,073 and $2,062 for the six months ended June 30, 2015 and 2014, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2015	$1,947
2016	3,272
2017	3,086
2018	1,088
2019	1,000
2020	1,000
thereafter	1,927

Total future amortization expense	$13,320

5.	COMMITMENTS AND CONTINGENCIES

Capital Leases—As of June 30, 2015 and December 31, 2014, capital lease obligations consisted of the following:

	2015	2014
7.98% lease obligation on ERP software, expiring July 2016, payable in variable monthly installments	$194	$411
Various lease obligations on computer equipment and office furniture, expiring April 2017, payable in fixed monthly installments bearing interest of 3.7% to 11.8%	129	156

	323	567
Less current maturities	(257)	(418)

Long-term portion	$66	$149

Future minimum capital lease payments are as follows:

Years Ended December 31	Amount
Remainder of 2015	$220
2016	94
2017 and thereafter	35

349
Less amount representing interest	(26)

Total	323

The Company’s most significant capital lease relates to the lease of enterprise resource planning, or ERP, software. The leased software asset is included in other intangible assets—net, in the accompanying June 30, 2015 and December 31, 2014, consolidated balance sheets as follows:

	2015	2014
ERP Software	$1,232	$1,232
Less accumulated amortization	(958)	(753)

Total	$274	$479

Amortization of the software asset under capital lease was $102 and $103 for the three months ended June 30, 2015 and 2014, respectively, and $205 and $206 for the six months ended June 30, 2015 and 2014, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense was $437 and $383 for the three months ended June 30, 2015 and 2014, respectively, and $862 and $766 for the six months ended June 30, 2015 and 2014, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at June 30, 2015 and December 31, 2014.

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

6.	DEBT

	2015	2014
Senior term loans	$19,688	$20,250
Senior revolving credit facility	357	354
Subordinated loans	29,531	32,456

	49,576	53,060
Less: current maturities of debt	(1,482)	(4,479)

Long-term debt	$48,094	$48,581

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

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. As of June 30, 2015, the interest rate on the outstanding Senior Term Loans and Senior Revolving Credit Facility advances were 6.52% and 8.25%, respectively.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. Furthermore, the Credit Facility does not permit the payment of cash dividends if such payment would result in a covenant violation. During the six months ended June 30, 2015, the Credit Facility was amended, to among other things, establish financial covenants for the year ended December 31, 2015. The amendment established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the Credit Facility. The Company was in compliance with the financial covenants at June 30, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

THL Promissory Note—On March 18, 2013, the Company entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, as amended and restated from time-to-time, for total proceeds of $30,000 less $683 of original issue discount, or OID. In the six months ended June 30, 2015, the THL Note was amended to among other things, establish financial covenants for the year ended December 31, 2015. The amendment established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the THL Note. The Company was in compliance with the financial covenants at June 30, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR Margin, as defined, and is payable monthly. At June 30, 2015, the rate was 12.00% and the outstanding balance, net of OID, was $29,531.

DRX Seller Note—On January 15, 2013, the Company entered into a subordinated promissory note with the sellers of DRX (the “DRX Seller Note”). The initial $3,000 principal amount was subject to adjustment upon resolution of the Closing Day Working Capital, as defined in the Company’s purchase agreement with the DRX sellers. The Seller Note accrued interest at 8.0% per annum payable on the January 15, 2015 maturity date. In the six months ended June 30, 2015, the principal amount was decreased by $100 as a result of settling the DRX Indemnification Claim (See Note 5). The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note in the six months ended June 30, 2015.

Related Party Bridge Loan—On May 29, 2014, the Company entered into a $1,250 subordinated, one-year term note financing from two related party stockholders or entities controlled by stockholders of the Company. The note accrued interest at a fixed 14.0% and contained a contingent exit fee of $625 payable upon occurrence of a Deemed Liquidation Event (as defined in the Fifth Amended and Restated Certificate of Incorporation of the Company, as amended). The Company recorded $625 for the probable and estimable amount of the contingent exit fee as a component of other expense in the accompanying June 30, 2014 statement of operations. The $1,250 note and accrued interest of $105 was repaid on December 29, 2014.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of June 30, 2015 and December 31, 2014 approximates the carrying value.

7.	STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $1,169 and $362 for the three months ended June 30, 2015 and 2014, respectively, and $1,886 and $707 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, approximately $7,300 of total unrecognized compensation costs related to unvested awards is expected to be recognized over the remaining vesting periods, approximately three years.

Stock Options—A summary of stock option activity for the six months ended June 30, 2015 and 2014 is presented below:

	Number of Options	Average Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value (in 000s)
Outstanding - January 1, 2014	1,840,054	$1.905	8.72
Forfeited	(52,036)	$1.716
Granted	95,400	$2.268

Outstanding - June 30, 2014	1,883,418	$1.929	7.91

Outstanding - January 1, 2015	1,838,082	$1.931	7.39	$13,012
Excercised(c)	(134,282)	$1.829
Granted	508,400	$11.370

Outstanding - June 30, 2015	2,212,200	$4.106	7.99	$14,277

Exercisable - June 30, 2015	1,290,002	$1.903	7.25	$11,167

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining
(c)	The aggregate intrinsic value of exercised options, using the average stock price during the period, was $1,119.

The following are significant weighted average assumptions used for estimating the fair value of options issued during the six months ended June 30, 2015 and 2014 under the Company’s stock option plans:

	Six Months Ended, June 30,
	2015	2014
Common stock share value	$11.37	$18.12
Excepted life (years)	5.13	5.75
Volatility	50.00%	50.33%
Interest rate	1.46%	2.03%
Dividend yield	0.00%	0.00%

The Company recognize the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from date of grant.

Restricted Stock Units (RSUs) – A summary of RSUs as of June 30, 2015 is presented below:

	Six Months Ended, June 30, 2015
	Shares	Fair Value Price per Share*
Outstanding - Beginning	—	$—
Granted	515,250	10.80
Forfeited	(6,000)	11.37
Vested	(16,500)	9.83

Outstanding - Ending	492,750	$10.83

*	Weighted-average grant value

On January 23, 2015, the Company granted 156,250 Restricted Stock Units (RSUs) to employees with an aggregate grant date fair value of $1,536. The 156,250 RSUs vest on December 11, 2015.

On January 23, 2015, the Company granted 33,000 RSUs to non-employee directors with an aggregate grant date fair value of $324. The 33,000 RSUs vest 1/12 a month through December 2015.

On April 29, 2015 the Company granted 326,000 RSUs to employees with an aggregate grant date fair value of $3,707, which are expected to vest over a three-year period.

The Company recognizes the grant date fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest; to the extent the compensation expense has been recognized.

8.	INCOME TAXES

The Company’s effective tax benefit/(provision) rate of less than 1.00% for the three and six months ended June 30, 2015 and 2014, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

9.	RELATED PARTIES

On February 10, 2015, the Company, settled the Indemnification Claim for $100 (See Note 5). Pursuant to the terms of the DRX Agreement and Plan of Merger, the DRX sellers and the Company offset the Indemnification Claim settlement against the $3,000 DRX Seller Note. The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note during the six months ended June 30, 2015.

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

During 2014, the Company entered into a $1,250 subordinated term note financing with two related party stockholders or entities controlled by stockholders of the Company (See Note 6).

10.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. The following reflects the revenue and operating results of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Enterprise/Commercial	$13,878	$9,438	$24,863	$17,960
Enterprise/State	3,919	4,608	8,210	7,086
Medicare	4,210	4,001	8,193	7,900
Private Exchange	1,386	1,154	2,775	2,305

Consolidated revenue	$23,393	$19,201	$44,041	$35,251

Gross margin by segment:
Enterprise/Commercial	$4,876	$1,972	$9,799	$2,454
Enterprise/State	1,811	2,054	3,525	2,148
Medicare	2,332	2,388	4,608	4,823
Private Exchange	355	—	769	472

Consolidated gross margin	$9,374	$6,414	$18,701	$9,897

Consolidated operating expenses:
Research and development	$6,056	$4,585	$12,584	$8,685
Sales and marketing	2,302	1,903	5,185	3,709
General and administrative	3,858	3,244	7,463	6,351

Total consolidated operating expenses	$12,216	$9,732	$25,232	$18,745

Consolidated loss from operations	($2,842)	($3,318)	($6,531)	($8,848)

Depreciation and amortization by segment:
Enterprise/Commercial	$134	$154	$271	$296
Enterprise/State	24	27	48	64
Medicare	640	641	1,281	1,285
Private Exchange	237	227	469	443
Corporate	245	234	481	466

Consolidated depreciation and amortization	$1,280	$1,283	$2,550	$2,554

The following are identifiable assets by segment as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015	As of December 31, 2014
Identifiable assets by segment:
Enterprise/Commercial	$32,688	$32,749
Enterprise/State	4,422	6,349
Medicare	27,449	28,314
Private Exchange	8,396	10,107
Corporate	15,496	34,825

Consolidated assets	$88,451	$112,344

All Company assets were held and all revenue was generated in the United States during the six months ended June 30, 2015 and 2014.

*    *    *    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long- term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution. Our solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. Our solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. Our customers are health insurance marketplace operators, such as health plans, brokers, and exchange operators that must distribute health insurance in a cost-effective manner to a growing number of insured consumers. Our solutions automate key functions in the health insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

We serve four separate but related market segments: Enterprise/Commercial, Enterprise/State, Medicare and Private Exchange. Our largest market segment is the Enterprise/Commercial market, in which we sell our solutions to health plans. Our Enterprise/State segment sells our sales automation solutions to state governments, which allow our state government customers to offer customized individual and small group exchanges. Our Medicare segment sells web-based Medicare plan comparison and enrollment tools to a variety of different customers, including health plans, pharmacy benefit managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. Lastly, our Private Exchange segment sells comprehensive defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators. While we believe our presence in these markets and resulting access to such a broad and diverse customer base gives us a strong position at the center of the health insurance distribution marketplace, we continue to place less long-term strategic emphasis on involvement with state health insurance exchanges served by the Enterprise/State segment.

We sell our web-based solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services. Software services fees paid to us from our Enterprise/Commercial customers are based on the size of the health plan for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are based on the number of software solutions modules contracted to be used, for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years.

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

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2014 revenue, eleven customers could terminate their contract for convenience upon written notice of between 30 and 60 days. These customers represented $12.1 million, or 14.1% of our Contracted Backlog balance as of June 30, 2015.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. In-general, it takes from six to fifteen months to implement a new Enterprise/Commercial or Enterprise/State customer’s insurance distribution solution and from one to three months to implement a new Medicare or Private Exchange insurance distribution solution.

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

We believe that there is a substantial market for our products and services, and we have been investing in growth over the past several years. In particular, we have continued to invest in technology and services to better serve our customers, which we-believe are an important source of growth for our business. We have also substantially increased our marketing and sales efforts and expect those increased efforts to continue. As we have invested in growth, we have had operating losses in each of the last three years. Due to the nature of our customer relationships, which have been very stable with relatively few customer losses over the past three years, and the long-term subscription nature of our financial model, we believe that our current investment in growth may lead to increased revenue, which would allow us to achieve profitability in the future. Of course, our ability to achieve profitability will continue to be subject to many factors beyond our control.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. The amount of our total Contracted Backlog for software services and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $85.5 million and $78.2 million as of June 30, 2015 and December 31, 2014, respectively. Our total Contracted Backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. We fulfill Contracted Backlog associated with a customer contract after the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of June 30, 2015 over a period of approximately four years.

The anticipated impact of the June 30, 2015 Contracted Backlog on each future year is as follows:

Year Ending December 31	Millions of Dollars
Remainder of 2015	$29.9
2016	32.1
2017	12.2
Thereafter	11.3

Total	$85.5

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period. We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended June 30, 2015 and 2014, our Software Revenue Retention Rate was approximately 95%.

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

	Three Months Ended, June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin:

Gross margin	$9,374	$6,414	$18,701	$9,897
Depreciation and amortization	952	1,018	1,900	1,989
Stock-based compensation expense	277	31	424	61

Adjusted gross margin	$10,603	$7,463	$21,025	$11,947

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	(4,259)	(5,438)	$(9,358)	$(12,071)
Depreciation and amortization	1,280	1,283	2,550	2,554

Interest expense	1,424	1,372	2,837	2,386
Other expense	1	751	9	826

Income taxes	(8)	(3)	(19)	11
Stock-based compensation expense	1,169	362	1,886	707

Total net adjustments	3,866	3,765	$7,263	$6,484

Adjusted EBITDA	(393)	(1,673)	$(2,095)	$(5,587)

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

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

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform through discovery, configuration and deployment, integration, testing and training. In general, it takes from six to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue for new customer software solution implementations are initially deferred and recognized ratably from completion of implementation through the longer of the customer contract or estimated customer relationship based on facts and circumstances of each relationship.

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

Our cost of revenue is expensed as we incur the costs, with the exception of certain direct, incremental costs associated with new customer implementation efforts, which we defer. The related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the software usage and recognized as revenue ratably over the longer of the related contract term or the estimated expected life of the customer relationship. Therefore, certain costs incurred in providing these services are expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our software usage services due to the labor associated with providing implementation services.

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

Research and development expense. The nature of our research and development activities includes market requirements and definition, product design, software development, quality assurance and product release. Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for our research and development employees. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect our research and development expense to increase in dollars and as a percentage of revenue for the near term, but decrease as a percentage of revenue over the longer term as-we achieve greater economies of scale.

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

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel- related costs, including benefits, bonuses and stock-based compensation for administrative, finance and accounting, information systems, legal, information technology and human resource employees. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. Our general and administrative expenses have, and we expect that they will continue to, increase as a result of operating as a public company and include costs associated with compliance with the Sarbanes- Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses and costs associated with an enhanced investor relations function.

Other Expenses

Other expenses primarily consists of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities.

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Our income tax (expense) benefit was not meaningful in the six months ended June 30, 2015 and 2014.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At June 30, 2015 and December 31, 2014, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Condensed Consolidated Statements of Operations Data:
Revenue	$23,393	$19,201	$44,041	$35,251
Cost of Revenue (1)	14,019	12,787	25,340	25,354

Gross Margin	9,374	6,414	18,701	9,897

Operating Expenses:
Research and Development (1)	6,056	4,585	12,584	8,685
Sales and Marketing (1)	2,302	1,903	5,185	3,709
General and Administrative (1)	3,858	3,244	7,463	6,351

Total Operating Expenses	12,216	9,732	25,232	18,745

Loss from Operations	(2,842)	(3,318)	(6,531)	(8,848)

Other Expenses:
Interest Expense	1,424	1,372	2,837	2,386
Other (Income) Expense, net	1	751	9	826

Loss before Income Taxes	(4,267)	(5,441)	(9,377)	(12,060)

Income Tax (Expense) Benefit	8	3	19	(11)

Net Loss	$(4,259)	$(5,438)	$(9,358)	$(12,071)

Net loss per common share - basic and diluted	$(0.20)	$(34.77)	$(0.43)	$(76.11)

Weighted Average Common Shares Outstanding - basic and diluted	21,710,951	184,051	21,703,483	184,051

Other Financial Data:
Adjusted gross margin	10,603	$7,463	$21,025	$11,947
Adjusted EBITDA	(393)	(1,673)	(2,095)	(5,587)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Cost of Revenue	$277	$31	$424	$61
Research and Development	327	20	542	40
Sales and Marketing	142	8	188	17
General and Administrative	423	303	732	589

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data as Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	59.9%	66.6%	57.5%	71.9%

Gross Margin	40.1%	33.4%	42.5%	28.1%

Operating Expenses:
Research and Development	25.9%	23.9%	28.6%	24.6%
Sales and Marketing	9.8%	9.9%	11.8%	10.5%
General and Administrative	16.5%	16.9%	16.9%	18.0%

Total Operating Expenses	52.2%	50.7%	57.3%	53.2%

Loss from Operations	(12.1%)	(17.3%)	(14.8%)	(25.1%)

Other Expenses:
Interest Expense	6.1%	7.1%	6.4%	6.8%
Other (Income) Expense, net	0.0%	3.9%	0.0%	2.3%

Loss before Income taxes	(18.2%)	(28.3%)	(21.3%)	(34.2%)

Income Tax (Expense) Benefit	0.0%	0.0%	(0.1%)	(0.0%)

Net Loss	(18.2%)	(28.3%)	(21.2%)	(34.2%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$13,878	$9,438	$24,863	$17,960
Enterprise/State	3,919	4,608	8,210	7,086
Medicare	4,210	4,001	8,193	7,900
Private Exchange	1,386	1,154	2,775	2,305

Total Revenue	$23,393	$19,201	$44,041	$35,251

Gross Margin:
Enterprise/Commercial	$4,876	$1,972	$9,799	$2,454
Enterprise/State	1,811	2,054	3,525	2,148
Medicare	2,332	2,388	4,608	4,823
Private Exchange	355	—	769	472

Total Gross Margin	$9,374	$6,414	$18,701	$9,897

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$15,891	67.9%	$14,197	73.9%	$1,694	11.9%
Professional services	7,477	32.0%	4,491	23.4%	2,986	66.5%
Other	25	0.1%	513	2.7%	(488)	(95.1%)

Total revenue	$23,393	100.0%	$19,201	100.0%	$4,192	21.8%

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions. The increase in professional services revenue was primarily attributable to $3.6 million in accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers in the three months ended June 30, 2015, partially offset by a $0.6 million reduction in other professional services revenue primarily attributable to an Enterprise/State customer. As a percent of total revenue, software services revenue was lower and professional services revenue was higher, as compared to the three months ended June 30, 2014, due to the impact of the $3.6 million one-time professional services revenue that was recognized upon the termination of our contractual relationship with two Enterprise/Commercial customers in the three months ended June 30, 2015.

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

Segment Revenue

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$13,878	59.3%	$9,438	49.2%	$4,440	47.0%
Enterprise/State	3,919	16.8%	4,608	24.0%	(689)	(15.0%)
Medicare	4,210	18.0%	4,001	20.8%	209	5.2%
Private Exchange	1,386	5.9%	1,154	6.0%	232	20.1%

Total Revenue	$23,393	100.0%	$19,201	100.0%	$4,192	21.8%

The growth in our Enterprise/Commercial revenue was primarily attributable to the accelerated recognition of $3.6 million of software and professional service revenue as a result of the termination of our contractual relationship with two Enterprise/Commercial customers in the three months ended June 30, 2015 and growth in software services revenue primarily attributable to year-over-year growth in customers implemented on our software solutions. The decrease in our Enterprise/State revenue was primarily attributable to ending a relationship with one state health insurance exchange customer in the second half of 2014. The growth in our Medicare revenue was primarily attributable to a $0.3 million increase in software services revenue compared to the three months ended June 30, 2014, partially offset by a $0.1 million decrease in professional services and other revenue. The growth in our Private Exchange revenue was primarily attributable to a $0.5 million increase in software services revenue compared to the three months ended June 30, 2014, partially offset by a $0.3 million decrease in professional services and other revenue.

Cost of Revenue

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$14,019	59.9%	12,787	66.6%	$1,232	9.6%

The dollar increase in cost of revenue was primarily attributable to amortizing an additional $2.9 million of previously deferred implementation costs, as compared to the three months ended June 30, 2014, of which $2.6 million was accelerated amortization related to the termination of our contractual relationship with the two Enterprise/Commercial customers previously noted.

The dollar increase was partially offset by a $1.0 million decrease in professional fees to outside contractors, a $0.3 million decrease in salaries and personnel-related costs and a $0.3 million decrease in travel and facilities costs due to staffing realignments following the completion of our efforts related to the October 2013 Affordable Care Act, or ACA rollout.

Segment Gross Margins

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$4,876	35.1%	$1,972	20.9%	$2,904	147.3%
Enterprise/State	1,811	46.2%	2,054	44.6%	(243)	(11.8%)
Medicare	2,332	55.4%	2,388	59.7%	(56)	(2.3%)
Private Exchange	355	25.6%	—	0.0%	355	*

Total Gross Margin	$9,374	40.1%	$6,414	33.4%	$2,960	46.1%

*	Not meaningful

The Enterprise/Commercial gross margin increase in dollars consisted of a $4.4 million increase in revenue and $1.5 million increase in cost of revenue. The increase in revenue was primarily attributable to $3.6 million in accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers, and $0.8 million of revenue recognized upon the satisfaction of ongoing contractual obligations during the three months ended June 30, 2015. The increase in cost of revenue was primarily attributable to a $3.1 million increase in amortization of deferred implementation costs, which is inclusive of $2.6 million of accelerated amortization related to the termination of our contractual relationship with the two Enterprise/Commercial customers previously noted. Additionally, during the three months ended June 30, 2015, there was a $1.4 million reduction in professional fees to outside contractors and personnel-related costs resulting from reducing ongoing production support costs. Our Enterprise/Commercial gross margin included $0.1 million and $0.2 million, respectively, of depreciation and amortization for each of the three months ended June 30, 2015 and 2014.

The Enterprise/State gross margin decrease in dollars consisted of a $0.7 million decrease in revenue and $0.4 million decrease in cost of revenue. The decrease in revenue and cost of revenue relative to the three months ended June 30, 2014, were both primarily attributable to a state exchange customer contract that ended in the second half of 2014. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended June 30, 2015 and 2014.

The Medicare gross margin decrease in dollars consisted of a $0.2 million increase in revenue and $0.3 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support anticipated growth in this segment. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended June 30, 2015 and 2014.

The Private Exchange gross margin increase in dollars consisted of a $0.2 million increase in revenue and $0.1 million decrease in cost of revenue. The decrease in cost of revenue was primarily attributable to modestly lower overall costs of delivery. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended June 30, 2015 and 2014.

Research and Development

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$6,056	25.9%	4,585	23.9%	$1,471	32.1%

The increase in research and development expense in dollars was primarily attributable to a $1.2 million increase in salaries and personnel-related costs due to additional research and development efforts. Additionally, we experienced a $0.3 million increase in engineering consulting fees and other expenses related to product development.

The increased research and development spending during the three months ended June 30, 2015 continues our second half of 2014 initiative to invest in efforts to accelerate development of new software solutions intended to take advantage of opportunities presented by our growing customer base and the emerging private exchange market opportunity.

Sales and Marketing

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,302	9.8%	1,903	9.9%	$399	21.0%

The increase in sales and marketing expense in dollars was primarily attributable to a $0.6 million increase in salaries and personnel-related costs due to the hiring of additional sales employees, partially offset by a $0.2 million decrease in commissions expense, as compared to the three months ended June 30, 2014.

General and Administrative

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,858	16.5%	3,244	16.9%	$614	18.9%

The increase in general and administrative expense in dollars was primarily attributable to incremental costs associated with being a public company. While we expect our general and administrative expenses will grow in dollars as our business grows, we believe such expenses as a percent of revenue will decline, which was observed in the three months ended June 30, 2015, as compared to the three months ended June, 2014.

Interest Expense

	Three Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$1,424	6.1%	1,372	7.1%	$52	3.8%

The increase in interest expense in dollars was primarily attributable to a higher weighted average cost of debt on our outstanding borrowings, as well as a higher average debt balance during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$28,706	65.2%	$25,588	72.6%	$3,118	12.2%
Professional services	14,986	34.0%	8,513	24.1%	6,473	76.0%
Other	349	0.8%	1,150	3.3%	(801)	(69.7%)

Total revenue	$44,041	100.0%	$35,251	100.0%	$8,790	24.9%

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions. The increase in professional services revenue was primarily attributable to the recognition of revenue from the satisfaction of several Enterprise/Commercial customer implementation obligations in the six months ended June 30, 2015 and the accelerated recognition of $3.6 million of revenue as a result of the termination our contractual relationship with two Enterprise/Commercial customers in the six months ended June 30, 2015.

As a percent of total revenue, software services revenue was lower and professional services revenue was higher, respectively, as compared to the six months ended June 30, 2014, due to the impact of the $3.6 million one-time professional services revenue that was recognized upon the termination of the two Enterprise/Commercial customers in the six months ended June 30, 2015.

Segment Revenue

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$24,863	56.5%	$17,960	51.0%	$6,903	38.4%
Enterprise/State	8,210	18.6%	7,086	20.1%	1,124	15.9%
Medicare	8,193	18.6%	7,900	22.4%	293	3.7%
Private Exchange	2,775	6.3%	2,305	6.5%	470	20.4%

Total Revenue	$44,041	100.0%	$35,251	100.0%	$8,790	24.9%

The growth in our Enterprise/Commercial revenue was primarily attributable to the recognition of revenue upon the satisfaction of several customer obligations and the accelerated recognition of $3.6 million of revenue as a result of the termination our contractual relationship with two Enterprise/Commercial customers in the six months ended June 30, 2015. The growth in our Enterprise/State revenue was primarily attributable to an increase of $1.0 million in software services revenue and a $0.1 million increase in professional services revenue from the recognition of previously deferred implementation revenue related to state exchange implementations completed in the fourth quarter of 2013, as well as a modest increase in support services. The growth in our Medicare revenue was primarily attributable to a $0.4 million increase in software services revenue compared to the six months ended June 30, 2014, partially offset by a $0.1 million decrease in professional services and other revenue. The growth in our Private Exchange revenue was primarily attributable to a $0.9 million increase in software services revenue compared to the six months ended June 30, 2014, partially offset by a $0.4 million decrease in professional services and other revenue.

Cost of Revenue

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$25,340	57.5%	$25,354	71.9%	($14)	(0.1%)

The dollar decrease in cost of revenue was primarily attributable to a $2.5 million decrease in professional fees to outside contractors, a $1.1 million decrease in salaries and personnel-related costs and a $0.6 million decrease in other costs primarily related to travel and facilities costs due to staffing realignments following the completion of our efforts related to the October 2013 Affordable Care Act, or ACA rollout, which was partially offset by a corresponding $0.3 million decrease in capitalization of new customer deferred implementation costs. Additionally, during the six months ended June 30, 2015, we amortized an additional $3.8 million of previously deferred implementation costs, as compared to the six months ended June 30, 2014, of which $2.6 million was accelerated amortization related to the above mentioned regional health plan customer terminations.

Segment Gross Margins

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$9,799	39.4%	$2,454	13.7%	$7,345	299.3%
Enterprise/State	3,525	42.9%	2,148	30.3%	1,377	64.1%
Medicare	4,608	56.2%	4,823	61.1%	(215)	(4.5%)
Private Exchange	769	27.7%	472	20.5%	297	62.9%

Total Gross Margin	$18,701	42.5%	$9,897	28.1%	$8,804	89.0%

The Enterprise/Commercial gross margin increase in dollars consisted of a $6.9 million increase in revenue and $0.4 million decrease in cost of revenue. The increase in revenue was primarily attributable to recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of remaining contractual obligations during the six months ended June 30, 2015 and $3.6 million in accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers in the six months ended June 30, 2015. The decrease in cost of revenue was primarily attributable to a reduction in direct labor and outside contractor costs following the completion of our efforts related to the October 1, 2013 ACA rollout, partially offset by an increase in deferred cost amortization, which is inclusive of $2.6 million of accelerated amortization related to the termination of our contractual relationship with the two Enterprise/Commercial customers previously noted. Our Enterprise/Commercial gross margin included $0.2 million and $0.3 million, respectively, of depreciation and amortization for each of the six months ended June 30, 2015 and 2014.

The Enterprise/State gross margin increase in dollars consisted of a $1.1 million increase in revenue and $0.3 million decrease in cost of revenue. The increase in revenue was primarily attributable to recognition of previously deferred implementation revenue, along with completion of additional production support efforts. The reduction in costs of revenue relate to staffing realignment efforts consistent with current and expected future needs of our Enterprise/State segment. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the six months ended June 30, 2015 and 2014.

The Medicare gross margin decrease in dollars consisted of a $0.3 million increase in revenue and $0.5 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support anticipated growth in this segment. Our Medicare gross margin included $1.3 million of depreciation and amortization for each of the six-months ended June 30, 2015 and 2014.

The Private Exchange gross margin decrease in dollars consisted of a $0.5 million increase in revenue and $0.2 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support anticipated customer growth in this segment. Our Private Exchange gross margin included $0.4 million of depreciation and amortization for each of the six months ended June 30, 2015 and 2014.

Research and Development

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$12,584	28.6%	$8,685	24.6%	$3,899	44.9%

The increase in research and development expense in dollars was primarily attributable to a $2.8 million increase in salaries and personnel-related costs, due to additional research and development efforts. Additionally, we experienced a $1.0 million increase in engineering consulting fees for product development.

The increased research and development spending during the six months ended June 30, 2015 continues our second half of 2014 initiative to invest in efforts to accelerate development of new software solutions intended to take advantage of opportunities presented by our growing customer- base and the emerging private exchange market opportunity.

Sales and Marketing

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$5,185	11.8%	$3,709	10.5%	$1,476	39.8%

The increase in sales and marketing expense in dollars was primarily attributable to a $1.0 increase in salaries and personnel-related costs due to hiring of additional sales employees, a $0.1 million increase in commissions expense, as compared to the six months ended June 30, 2014, as well as a year-over-year $0.3 million increase in other expenses attributable to our 2015 Client Forum.

General and Administrative

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$7,463	16.9%	$6,351	18.0%	$1,112	17.5%

The increase in general and administrative expense in dollars was primarily attributable to incremental costs associated with being a public company. While we expect our general and administrative expenses will grow in dollars as our business grows, we believe such expenses as a percent of revenue will decline.

Interest Expense

	Six Months Ended June 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$2,837	6.4%	$2,386	6.8%	$451	18.9%

The increase in interest expense in dollars was primarily attributable to a higher weighted average cost of debt on our outstanding borrowings, as well as a higher average debt balance during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

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

Prior to our initial public offering, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and the private issuance of equity securities. As of June 30, 2015, we had cash and cash equivalents of $10.0 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

Senior Credit Facility

On January 15, 2013, we entered into a bank credit facility to provide for short-term working capital and long-term investment needs, as amended and restated from time-to-time, or the Credit Facility. The Credit Facility initially provided for $22.5 million of term loans, or Senior Term Loans, and a $10.0 million revolving line of credit, or the Senior Revolving Credit Facility, through January 15, 2018, or the Maturity Date. The Senior Term Loans require quarterly principal payments of $0.3 million, with the unpaid principal balance payable in full on the Maturity Date.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate.

The Credit Facility contains customary representations, warranties and financial covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. The financial covenants include a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. The quarterly building EBITDA covenant increases from $3.5 million for the measurement period ending June 30, 2015 to $9.0 million for the year ending December 31, 2015. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $15.0 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of June 30, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

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

THL Note contains customary financial covenants including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. The quarterly building EBITDA covenant increases from $2.6 million for the measurement period ending June 30, 2015 to $8.1 million for the year ending December 31, 2015. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $13.5 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of June 30, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

On January 15, 2013, we entered into a subordinated promissory note with the sellers of DRX, or the DRX Seller Note. The initial $3.0 million principal amount was subject to adjustment upon resolution of the working capital, as well as the satisfaction of customary escrow provisions. The DRX Seller Note accrued interest at a rate of 8.0% payable upon the January 15, 2015 maturity date. During the six months ended June 30, 2015, the principal amount was decreased by $0.1 million as a result of settling the DRX Indemnification Claim (see Note 5 to the Condensed Consolidated Financial Statements) and we paid the adjusted principal amount of $2.9 million and $0.5 million of interest to settle the DRX Seller Note.

The following table summarizes the principal balances of our outstanding borrowings as of June 30, 2015:

Outstanding Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$357
Credit Facility: Term loans	19,688
Subordinated loans	29,531

$49,576

We believe that cash from operations, cash on hand and available capacity under our Credit Facility will provide liquidity to meet anticipated future short-term capital requirements for the next twelve months. We anticipate our invoicing of customers and subsequent cash collection of invoiced amounts will increase in the second half of 2015 as compared to the first half of 2015 as we expect to see an increase in variable fees and billing milestones associated with the fourth quarter annual enrollment period activity of our customers. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Credit Facility.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, approximately $49.6 million of our outstanding borrowings would become immediately payable, which could adversely affect our financial condition.

Cash Flows

Our cash flows were as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash flows provided by (used in):
Operating activities	($13,246)	($16,079)
Investing activities	(407)	(396)
Financing activities	(4,554)	14,495

Net decrease in cash and cash equivalents	($18,207)	($1,980)

Operating Activities

For the six months ended June 30, 2015, our net cash and cash equivalents used in operating activities of $13.2 million consisted of a net loss of $9.4 million and $9.0 million of cash used by changes in working capital, partially offset by $5.1 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $14.1 million, partially offset by a $2.5 million decrease in accounts receivable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

For the six months ended June 30, 2014, our net cash and cash equivalents used in operating activities of $16.1 million consisted of a net loss of $12.1 million and $7.7 million of cash used by changes in working capital, partially offset by $3.7 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $9.7 million decrease in deferred revenue, a $3.5 million increase in deferred implementation costs associated with new customer implementations during the period, and a $1.9 million decrease in trade accounts payable, partially offset by a seasonal decrease in accounts receivable of $8.1 million. The decrease in deferred revenue and increase in deferred implementation costs was primarily the result of timing differences between receipt of upfront cash fees, cash outlays for new customer implementation efforts, and recognition of previously deferred revenues and deferred implementation cost on implemented software solutions. For the six months ended June 30, 2014, we had more deferred revenue recognition on implemented customer software services than net cash collections for future implementations, which was anticipated as several large multi-year software implementations were completed in conjunction with the October 2013 ACA rollout efforts.

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

Investing Activities

For the six months ended June 30, 2015 and 2014, net cash used in investing activities was $0.4 million consisting primarily of the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2015, net cash used in financing activities was $4.6 million, consisting primarily of $3.8 million of repayments of debt, including the scheduled repayment of the DRX Seller Note, and payment of $0.7 million of direct offering costs associated with our December 2014 initial public offering.

For the six months ended June 30, 2014, net cash provided by financing activities was $14.5 million, consisting of $30.8 million in proceeds from credit facility and term-debt borrowings, partially offset by $14.9 million in repayments of debt and capital lease obligation payments, $1.0 million of deferred business acquisition purchase price and $0.5 million of debt financing fees paid.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had standby letters of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, bear interest at rates that are variable. Borrowings under the THL Corporate Finance, Inc. subordinated promissory note bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of June 30, 2015, we had total borrowings of $49.6 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings as of June 30, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our estimate of the market size for our solutions is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience, which may not prove to be accurate. Our ability to serve a significant portion of this estimated market is subject to many factors, including overall market consolidation efforts and our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, even if our estimate of the market size is accurate, we cannot assure you that our business will serve a significant portion of this estimated market for our solutions.

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

Our operating results have varied in the past. In addition to the other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the extent to which our products and services achieve or maintain market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	new competitors and the introduction of enhanced products and services from competitors;

•	the financial condition of our current and potential customers;

•	changes in customer budgets and procurement policies;

•	the ability of our customers to gain market adoption of their services that utilize our software services;

•	the amount and timing of our investment in research and development activities;

•	technical difficulties with our products or interruptions in our services;

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;

•	changes in the regulatory environment related to benefits and healthcare;

•	regulatory compliance costs;

•	the timing, size and ability to successfully integrate potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.

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

We are expanding our cloud-based software-as-a-service, or SaaS, offerings, including building new shared capabilities such as consumer shopping and personalization. Our ability to (i) complete that development and (ii) efficiently transition existing enterprise- platform customers to new cloud-based components is important to our future operating results. We are also investing in platform delivery improvements that will lower our cost of implementation and configuration and improve competitiveness. Our SaaS business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve efficient transitions, improvements to our capabilities, appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results will be adversely affected.

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

We have a substantial amount of indebtedness. As of June 30, 2015, our total indebtedness was $49.6 million. Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $26.8 million in goodwill, $13.3 million in other intangible assets and $23.9 million of deferred implementation costs, together representing approximately 72% of our total assets as of June 30, 2015. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of June 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three- year period. Similar rules might apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating losses available to us. Future issuances and other transactions in our stock may cause an additional “ownership change.” Accordingly, the application of Section 382 could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our future operating cash flows.

As of June 30, 2015 and December 31, 2014, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

In our government business to date, we have primarily worked as a subcontractor to prime contractors and systems integrators that contract directly with the federal government and state governments. In the scope of these relationships, we have provided specified components of the applicable government entity’s overall request, but have not assumed responsibility for the operation of the government websites. Based on our risk analysis of multiple factors, including the scope of the government entity’s request, the total potential contract value and the terms and conditions of the applicable contract, we have determined that in general operating in a subcontractor role has been most appropriate for our government business. It may or may not be more beneficial for us to contract directly with the government due to various factors including insurance, risk and liability issues. In order to secure government business, it is important that we identify and market our capabilities to the prime contractor community, participate on joint requests for proposals, and maintain effective working relationships throughout the term of the contract.

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

We require our customers to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information on our platform, and we require contractual assurances from them that they have done so and will do so. If, however, despite these requirements and contractual obligations, our customers do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, this could interfere with, or prevent creation or use of, rules, analyses, or other data- driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

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

As of June 30, 2015, our directors, executive officers, and their affiliated entities beneficially owned approximately 23% of our outstanding common stock. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

As of July 31, 2015, we had 21,874,452 shares of common stock outstanding. The 7,630,250 shares sold in our initial public offering were freely tradable immediately after the offering. On June 10, 2015, 13,899,215 shares of our common stock became available for sale into the public market, subject in some cases to volume and other limitations, at the expirations of certain lock-up agreements executed as part of our initial public offering. A large portion of these shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

On December 19, 2014, we registered an aggregate of 3,114,990 shares of our common stock that we have issued or may issue under our equity incentive plans, which shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above, various vesting agreements and in some cases, to volume and other restrictions. As of June 30, 2015, there were stock options to purchase 2,212,200 shares of our common stock and unvested restricted stock units representing 492,750 shares of our common stock outstanding. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, the Public Company

Accounting Oversight Board and the NASDAQ Global Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $1.5 to $2.0 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call special meetings;

•	the inability of stockholders to cumulate votes at any election of directors;

•	the classification of our board of directors into three classes with only one class, representing approximately one- third of our directors, standing for election at each annual meeting; and

•	the ability of our board of directors to make, alter or repeal our amended and restated bylaws.

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

CONNECTURE, INC.

Date: August 14, 2015	By:	/s/ James P. Purko
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

32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith