Form 10-Q
period 2015-09-30
CONNECTURE INC
filed 2015-11-16
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 31, 2015, there were 21,919,399 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of September 30, 2015	As of December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,416	$28,252
Accounts receivable — net of allowances	14,039	12,128
Prepaid expenses and other current assets	1,271	1,557

Total current assets	22,726	41,937
PROPERTY AND EQUIPMENT — Net	2,360	1,892
GOODWILL	26,779	26,779
OTHER INTANGIBLE ASSETS — Net	12,468	15,350
DEFERRED IMPLEMENTATION COSTS	25,204	24,552
OTHER ASSETS	1,550	1,834

TOTAL ASSETS	$91,087	$112,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,429	$5,737
Accrued payroll and related liabilities	5,471	3,880
Other liabilities	3,199	4,373
Current maturities of debt	1,467	4,479
Deferred revenue	39,470	42,578

Total current liabilities	57,036	61,047
DEFERRED REVENUE	22,733	31,159
DEFERRED TAX LIABILITY	19	19
LONG-TERM DEBT	47,851	48,581
OTHER LONG-TERM LIABILITIES	288	379

Total liabilities	127,927	141,185

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of September 30, 2015 and December 31, 2014, and 21,905,909 and 21,689,223 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	22	22
Additional paid-in capital	100,032	96,365
Accumulated deficit	(136,894)	(125,228)

Total stockholders’ deficit	(36,840)	(28,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91,087	$112,344

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$22,667	$21,503	$66,708	$56,754

COST OF REVENUE	12,598	12,842	37,938	38,196

GROSS MARGIN	10,069	8,661	28,770	18,558

OPERATING EXPENSES:
Research and development	5,274	4,993	17,858	13,678
Sales and marketing	2,329	2,073	7,514	5,782
General and administrative	3,360	2,960	10,823	9,311

Total operating expenses	10,963	10,026	36,195	28,771

LOSS FROM OPERATIONS	(894)	(1,365)	(7,425)	(10,213)

OTHER EXPENSES:
Interest expense	1,438	1,846	4,275	4,232
Other (income) expense, net	(1)	(283)	8	543

Total other expense	1,437	1,563	4,283	4,775

LOSS BEFORE BENEFIT FOR INCOME TAXES	(2,331)	(2,928)	(11,708)	(14,988)

BENEFIT FOR INCOME TAXES	23	55	42	44

NET LOSS	$(2,308)	$(2,873)	$(11,666)	$(14,944)

COMPREHENSIVE LOSS	$(2,308)	$(2,873)	$(11,666)	$(14,944)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(21.06)	$(0.54)	$(97.17)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,879,414	184,051	21,764,869	184,051

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

(In thousands, except shares and per share information)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCES — January 1, 2015	21,689,223	$22	$96,365	$(125,228)	$(28,841)

Stock-based compensation expense			3,318		3,318

Restricted Stock Units and exercise of stock options	216,686		349		349

Net loss				(11,666)	(11,666)

BALANCES — SEPTEMBER 30, 2015	21,905,909	$22	$100,032	$(136,894)	$(36,840)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

BALANCES — January 1, 2014	184,051	$1	$9,013	$(115,068)	$(106,054)

Preferred Stock dividends, Series A and Series B Preferred Stock			(2,940)		(2,940)

Stock-based compensation expense			1,073		1,073

Net loss				(14,944)	(14,944)

BALANCES — SEPTEMBER 30, 2014	184,051	$1	$7,146	$(130,012)	$(122,865)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,666)	$(14,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,797	3,841
Stock-based compensation expense	3,318	1,073
Other	788	1,482
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,956)	8,110
Prepaid expenses and other assets	299	(166)
Deferred implementation costs	(652)	(4,085)
Accounts payable	2,211	(1,248)
Accrued expenses and other liabilities	586	(2,544)
Deferred revenue	(11,534)	(6,994)

Net cash used in operating activities	(14,809)	(15,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,177)	(732)

Net cash used in investing activities	(1,177)	(732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	10,000
Repayments under revolving line of credit	(340)	(12,330)
Borrowings of term debt	—	20,767
Repayments of term debt	(3,744)	(844)
Payment of deferred business acquisition purchase price	—	(1,863)
Payment of initial public offering costs	(725)	—
Other	(41)	(1,445)

Net cash (used in) provided by financing activities	(4,850)	14,285

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,836)	(1,922)

CASH AND CASH EQUIVALENTS — Beginning of period	28,252	2,277

CASH AND CASH EQUIVALENTS — End of period	$7,416	$355

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,444	$3,690

Cash paid for income taxes	$45	$215

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$153	$26

Accrued preferred stock dividends	$—	$2,940

Capital leases entered into	$—	$103

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

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASU, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Interest-bearing amounts on deposit in excess of federally insured limits as of September 30, 2015 approximated $7,200.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and 2014 the Company had the following customers that accounted for 10% of total revenue and/or total accounts receivables:

	Revenue		Accounts Receivable
Customers	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	As of September 30, 2015	As of December 31, 2014
A	10.6%	7.2%	3.5%	4.3%
B	11.2%	9.2%	9.3%	15.2%
C	1.9%	14.2%	0.0%	0.0%

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

For hosted arrangements with multiple elements that are separate units of accounting, VSOE and third-party evidence do not currently exist and accordingly, the Company allocates the arrangement fee to the separate units of accounting based on management’s best estimate of selling price, when available. The Company determines its best estimate of selling price for services based on its overall pricing objectives, taking into consideration market conditions and customer-specific factors and by reviewing historical data related to sales of the Company’s services.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and nine months ended September 30, 2015 and 2014.

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

Basic and Diluted Net Loss Per Common Share—Prior to the Company’s December 2014 initial public offering and the redemption of the Company’s redeemable, convertible, preferred stock securities, the Company used the two-class method to compute net loss per common share because the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock were entitled to participate in distributions, when and if declared by the board of directors and made to common stockholders, and as a result were considered participating securities.

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

Due to net losses for the three and nine months ended September 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	—	14,861,539	—	14,861,539
Restricted stock units	8,872	—	32,648	—
Stock options	1,032,222	1,388,814	1,147,493	1,382,531

Total anti-dilutive common share equivalents	1,041,094	16,250,353	1,180,141	16,244,070

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(2,308)	$(2,873)	$(11,666)	$(14,944)
Less: Preferred stock dividends	—	1,003	—	2,940

Net loss attributable to common stock	$(2,308)	$(3,876)	$(11,666)	$(17,884)

Denominator:
Weighted-average common shares outstanding, basic and diluted	21,879,414	184,051	21,764,869	184,051

Net loss per common share, basic and diluted	$(0.11)	$(21.06)	$(0.54)	$(97.17)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of September 30, 2015 and December 31, 2014. Goodwill consists of following as of September 30, 2015 and December 31, 2014:

Total	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange
$26,779	$7,732	$—	$14,711	$4,336

Other Intangibles Assets—Other intangible assets consist of the following at September 30, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Customer Relationship	3-10	$7,298	$(2,166)	$5,132
Covenants Not to Compete	2.5-5	800	(793)	7
Acquired Technology	3-5	11,792	(6,991)	4,801
Trademarks	10	2,800	(758)	2,042
Software	3	1,871	(1,385)	486

		$24,561	$(12,093)	$12,468

Other intangible assets consist of the following at December 31, 2014:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(1,625)	$5,673
Covenants Not to Compete	2.5-5	800	(627)	173
Acquired Technology	3-5	11,792	(5,266)	6,526
Trademarks	10	2,800	(548)	2,252
Software	3	1,699	(973)	726

		$24,389	$(9,039)	$15,350

Amortization expense was $981 and $1,038 for the three months ended September 30, 2015 and 2014, respectively, and $3,054 and $3,100 for the nine months ended September 30, 2015 and 2014, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2015	$990
2016	3,314
2017	3,128
2018	1,119
2019	1,000
2020	1,000
thereafter	1,917

Total future amortization expense	$12,468

5.	COMMITMENTS AND CONTINGENCIES

Capital Leases—As of September 30, 2015 and December 31, 2014, capital lease obligations consisted of the following:

	2015	2014
7.98% lease obligation on ERP software, expiring July 2016, payable in variable monthly installments	$96	$411
Various lease obligations on computer equipment and office furniture, expiring April 2017, payable in fixed monthly installments bearing interest of 3.7% to 11.8%	113	156

	209	567
Less current maturities	(144)	(418)

Long-term portion	$65	$149

Future minimum capital lease payments are as follows:

Years Ended December 31	Amount
Remainder of 2015	$82
2016	109
2017 and thereafter	35

226
Less amount representing interest	(17)

Total	209

The Company’s most significant capital lease relates to the lease of enterprise resource planning, or ERP, software. The leased software asset is included in other intangible assets—net, in the accompanying September 30, 2015 and December 31, 2014, consolidated balance sheets as follows:

	2015	2014
ERP Software	$1,232	$1,232
Less accumulated amortization	(1,061)	(753)

Total	$171	$479

Amortization of the software asset under capital lease was $103 for the three months ended September 30, 2015 and 2014, respectively, and $308 for the nine months ended September 30, 2015 and 2014, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense was $451 and $404 for the three months ended September 30, 2015 and 2014, respectively, and $1,313 and $1,170 for the nine months ended September 30, 2015 and 2014, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at September 30, 2015 and December 31, 2014.

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

6.	DEBT

	2015	2014
Senior term loans	$19,406	$20,250
Senior revolving credit facility	342	354
Subordinated loans	29,570	32,456

	49,318	53,060
Less: current maturities of debt	(1,467)	(4,479)

Long-term debt	$47,851	$48,581

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

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. On September 30, 2015, the Credit Facility was amended, to among other things, (i) decrease the Applicable Margin Relative to Base Rate and Libor Rate Loans by 0.50%, respectively, and (ii) modify the definition of LIBOR Rate to remove the 0.75% rate per annum minimum provision. As of September 30, 2015, the interest rate on the outstanding Senior Term Loans and Senior Revolving Credit Facility advances were 6.51% and 7.75%, respectively.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. Furthermore, the Credit Facility does not permit the payment of cash dividends if such payment would result in a covenant violation. During the nine months ended September 30, 2015, the Credit Facility was amended, to among other things, establish financial covenants for the year ended December 31, 2015. The amendments established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the Credit Facility. On September 30, 2015, the Credit Facility was amended, to among other things decrease the cumulative building quarterly EBITDA covenant for the trailing twelve month period ending on September 30, 2015 to $6,000 from $6,500 and on November 10, 2015 the Credit Facility was amended, to among other things, reduce the December 31, 2015 minimum liquidity covenant from $15,000 to $7,500, as defined in the Credit Facility. The Company was in compliance with the financial covenants at September 30, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

THL Promissory Note—On March 18, 2013, the Company entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, as amended and restated from time-to-time, for total proceeds of $30,000 less $683 of original issue discount, or OID. In the nine months ended September 30, 2015, the THL Note was amended to among other things, establish financial covenants for the year ended December 31, 2015. The amendment established (i) quarterly building EBITDA covenants and (ii) minimum liquidity covenants, as defined in the THL Note. On November 5, 2015, the THL Note was amended, to among other things, decrease the interest rate and reduce the December 31, 2015 minimum liquidity covenant from $13,500 to $6,750, as defined in the THL Note. The Company was in compliance with the financial covenants at September 30, 2015. The Company believes that it will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015.

The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR Margin, as defined, and is payable monthly. At September 30, 2015, the rate was 12.00% and the outstanding balance, net of OID, was $29,570. The November 5, 2015 amendment decreased (i) the Base Rate Margin from a fixed rate of 10.00% to a variable rate of 9.00% or 10.00%, and (ii) the LIBOR Rate Margin from a fixed rate of 11.00% to a variable rate of 10.00% or 11.00%, dependent on actual quarterly Adjusted Total Leverage Ratio, as defined in the amendment.

DRX Seller Note—On January 15, 2013, the Company entered into a subordinated promissory note with the sellers of DRX (the “DRX Seller Note”). The initial $3,000 principal amount was subject to adjustment upon resolution of the Closing Day Working Capital, as defined in the Company’s purchase agreement with the DRX sellers. The Seller Note accrued interest at 8.0% per annum payable on the January 15, 2015 maturity date. In the nine months ended September 30, 2015, the principal amount was decreased by $100 as a result of settling the DRX Indemnification Claim (See Note 5). The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note in the nine months ended September 30, 2015.

Related Party Bridge Loan—On May 29, 2014, the Company entered into a $1,250 subordinated, one-year term note financing from two related party stockholders or entities controlled by stockholders of the Company. The note accrued interest at a fixed 14.0% and contained a contingent exit fee of $625 payable upon occurrence of a Deemed Liquidation Event (as defined in the Fifth Amended and Restated Certificate of Incorporation of the Company, as amended). The Company recorded $625 for the probable and estimable amount of the contingent exit fee as a component of other expense in the accompanying September 30, 2014 statement of operations. The $1,250 note and accrued interest of $105 was repaid on December 29, 2014.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of September 30, 2015 and December 31, 2014 approximates the carrying value.

7.	STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $1,432 and $366 for the three months ended September 30, 2015 and 2014, respectively, and $3,318 and $1,073 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, approximately $7,300 of total unrecognized compensation costs related to unvested awards is expected to be recognized over the remaining vesting periods, of approximately three years.

Stock Options—A summary of stock option activity for the nine months ended September 30, 2015 and 2014 is presented below:

	Number of Options	Average Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value (in 000s)
Outstanding - January 1, 2014	1,840,054	$1.905	8.72
Forfeited	(52,045)	$1.716
Granted	95,400	$2.325

Outstanding - September 30, 2014	1,883,409	$1.929	7.66

Outstanding - January 1, 2015	1,838,082	$1.931	7.39	$13,012
Excercised(c)	(191,939)	$1.818
Forfeited	(12,500)	$11.370
Granted	599,600	$10.682

Outstanding - September 30, 2015	2,233,243	$4.237	7.75	$4,307

Exercisable - September 30, 2015	1,407,059	$1.907	7.04	$3,733

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining
(c)	The aggregate intrinsic value of exercised options, using the average stock price during the period, was $1,456.

The weighted average fair value per option granted in the nine months ended September 30, 2015 and 2014 was $4.73 and $16.20, respectively. The following are significant weighted average assumptions used for estimating the fair value of options issued during the nine months ended September 30, 2015 and 2014 under the Company’s stock option plans:

	Nine Months Ended, September 30,
	2015	2014
Common stock share value	$10.68	$18.12
Expected life (years)	4.96	5.75
Volatility	50.00%	50.33%
Interest rate	1.43%	2.03%
Dividend yield	0.00%	0.00%

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from date of grant.

Restricted Stock Units (RSUs) – A summary of RSUs as of September 30, 2015 is presented below:

	Nine Months Ended, September 30, 2015
	Shares	Fair Value Price per Share(i)
Outstanding - January 1, 2015	—	$—
Granted	576,270	10.75
Forfeited	(6,000)	11.37
Vested	(24,748)	9.83

Outstanding - September 30, 2015	545,522	$10.79

(i)	Weighted-average grant value

The Company recognizes the grant date fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest; to the extent the compensation expense has been recognized.

8.	INCOME TAXES

The Company’s effective tax benefit/(provision) rate of less than 2.00% for the three and nine months ended September 30, 2015 and 2014, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

9.	RELATED PARTIES

On February 10, 2015, the Company, settled the Indemnification Claim for $100 (See Note 5). Pursuant to the terms of the DRX Agreement and Plan of Merger, the DRX sellers and the Company offset the Indemnification Claim settlement against the $3,000 DRX Seller Note. The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note during the nine months ended September 30, 2015.

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

The Company is organized into four reportable segments, which are based on software and service offerings. The following reflects the revenue and operating results of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from external customers by segment:
Enterprise/Commercial	$13,235	$7,786	$38,098	$25,746
Enterprise/State	3,337	8,748	11,547	15,834
Medicare	4,514	3,943	12,707	11,843
Private Exchange	1,581	1,026	4,356	3,331

Consolidated revenue	$22,667	$21,503	$66,708	$56,754

Gross margin by segment:
Enterprise/Commercial	$5,545	$770	$15,344	$3,224
Enterprise/State	1,575	5,722	5,100	7,870
Medicare	2,465	2,036	7,073	6,859
Private Exchange	484	133	1,253	605

Consolidated gross margin	$10,069	$8,661	$28,770	$18,558

Consolidated operating expenses:
Research and development	$5,274	$4,993	$17,858	$13,678
Sales and marketing	2,329	2,073	7,514	5,782
General and administrative	3,360	2,960	10,823	9,311

Total consolidated operating expenses	$10,963	$10,026	$36,195	$28,771

Consolidated loss from operations	($894)	($1,365)	($7,425)	($10,213)

Depreciation and amortization by segment:
Enterprise/Commercial	$134	$146	$405	$442
Enterprise/State	21	34	69	98
Medicare	654	647	1,935	1,932
Private Exchange	254	223	723	666
Corporate	184	237	665	703

Consolidated depreciation and amortization	$1,247	$1,287	$3,797	$3,841

The following are identifiable assets by segment as of September 30, 2015 and December 31, 2014:

	As of Sept 30, 2015	As of December 31, 2014
Identifiable assets by segment:
Enterprise/Commercial	$37,856	$32,749
Enterprise/State	4,012	6,349
Medicare	27,230	28,314
Private Exchange	8,821	10,107
Corporate	13,168	34,825

Consolidated assets	$91,087	$112,344

All Company assets were held and all revenue was generated in the United States during the nine months ended September 30, 2015 and 2014.

*    *    *    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2014 revenue, eleven customers could terminate their contract for convenience upon written notice of between 30 and 60 days. These customers represented $8.3 million, or 10.0% of our Contracted Backlog balance as of September 30, 2015.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. The amount of our total Contracted Backlog for software services and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $82.9 million and $78.2 million as of September 30, 2015 and December 31, 2014, respectively. Our total Contracted Backlog does not take into account contractual provisions that give customers a right to terminate their agreements with us. We fulfill Contracted Backlog associated with a customer contract after the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of September 30, 2015 over a period of approximately four years.

The anticipated impact of the September 30, 2015 Contracted Backlog on each future year is as follows:

Year Ending December 31	Millions of Dollars

Remainder of 2015	$13.7
2016	34.6
2017	15.9
Thereafter	18.7

Total	$82.9

We expect that the amount of our Contracted Backlog relative to the total value of our contracts will change from period to period for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer contracts, varying invoicing cycles of customer contracts, potential customer upsells dependent on our customer contracts, the specific timing of customer renewal, the shift from fixed to variable transaction based fees and changes in customer financial circumstances. Accordingly, we believe that fluctuations in our Contracted Backlog may not be a reliable indicator of our future revenue beyond one year.

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers (excluding our Enterprise/State customers, of which there were two and three customers in the trailing twelve months ended September 30, 2015 and 2014, respectively) that had active contracts for a given period. We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended September 30, 2015 and 2014, our Software Revenue Retention Rate was in excess of 95%.

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

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin:

Gross margin	$10,069	$8,661	$28,770	$18,558
Depreciation and amortization	972	939	2,872	2,928
Stock-based compensation expense	314	31	738	92

Adjusted gross margin	$11,355	$9,631	$32,380	$21,578

Reconciliation from Net Loss to Adjusted EBITDA:
Net loss	($2,308)	($2,873)	($11,666)	($14,944)
Depreciation and amortization	1,247	1,287	3,797	3,841

Interest expense	1,438	1,846	4,275	4,232
Other expense	(1)	(283)	8	543

Income taxes	(23)	(55)	(42)	(44)

Stock-based compensation expense	1,432	366	3,318	1,073

Total net adjustments	$4,093	$3,161	$11,356	$9,645

Adjusted EBITDA	$1,785	$288	($310)	($5,299)

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

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform through discovery, configuration and deployment, integration, testing and training. In general, it takes from three to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue for new customer software solution implementations are initially deferred and recognized ratably from completion of implementation through the longer of the customer contract or estimated customer relationship based on facts and circumstances of each relationship.

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

Income Tax Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Our income tax benefit was not meaningful in the three or nine months ended September 30, 2015 and 2014.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At September 30, 2015 and December 31, 2014, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Condensed Consolidated Statements of Operations Data:
Revenue	$22,667	$21,503	$66,708	$56,754
Cost of Revenue (1)	12,598	12,842	37,938	38,196

Gross Margin	10,069	8,661	28,770	18,558

Operating Expenses:
Research and Development (1)	5,274	4,993	17,858	13,678
Sales and Marketing (1)	2,329	2,073	7,514	5,782
General and Administrative (1)	3,360	2,960	10,823	9,311

Total Operating Expenses	10,963	10,026	36,195	28,771

Loss from Operations	(894)	(1,365)	(7,425)	(10,213)

Other Expenses:
Interest Expense	1,438	1,846	4,275	4,232
Other (Income) Expense, net	(1)	(283)	8	543

Loss before Income Taxes	(2,331)	(2,928)	(11,708)	(14,988)

Income Tax (Expense) Benefit	23	55	42	44

Net Loss	$(2,308)	$(2,873)	$(11,666)	$(14,944)

Net loss per common share - basic and diluted	$(0.11)	$(21.06)	$(0.54)	$(97.17)

Weighted Average Common Shares Outstanding - basic and diluted	21,879,414	184,051	21,764,869	184,051

Other Financial Data:
Adjusted gross margin	$11,355	$9,631	$32,380	$21,578
Adjusted EBITDA	1,785	288	(310)	(5,299)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Cost of Revenue	$314	$31	$738	$92
Research and Development	358	20	900	60
Sales and Marketing	185	8	373	25
General and Administrative	575	307	1,307	896

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data as Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	55.6%	59.7%	56.9%	67.3%

Gross Margin	44.4%	40.3%	43.1%	32.7%

Operating Expenses:
Research and Development	23.3%	23.2%	26.8%	24.1%
Sales and Marketing	10.3%	9.6%	11.3%	10.2%
General and Administrative	14.8%	13.8%	16.2%	16.4%

Total Operating Expenses	48.4%	46.6%	54.3%	50.7%

Loss from Operations	(3.9%)	(6.3%)	(11.1%)	(18.0%)

Other Expenses:
Interest Expense	6.3%	8.6%	6.4%	7.5%
Other (Income) Expense	0.0%	(1.3%)	0.0%	0.9%

Loss before Income taxes	(10.3%)	(13.6%)	(17.6%)	(26.4%)

Income Tax (Expense) Benefit	0.1%	0.2%	0.1%	0.1%

Net Loss	(10.2%)	(13.4%)	(17.5%)	(26.3%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$13,235	$7,786	$38,098	$25,746
Enterprise/State	3,337	8,748	11,547	15,834
Medicare	4,514	3,943	12,707	11,843
Private Exchange	1,581	1,026	4,356	3,331

Total Revenue	$22,667	$21,503	$66,708	$56,754

Gross Margin:
Enterprise/Commercial	$5,545	$770	$15,344	$3,224
Enterprise/State	1,575	5,722	5,100	7,870
Medicare	2,465	2,036	7,073	6,859
Private Exchange	484	133	1,253	605

Total Gross Margin	$10,069	$8,661	$28,770	$18,558

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$17,071	75.3%	$13,757	64.0%	$3,314	24.1%
Professional services	5,527	24.4%	7,598	35.3%	(2,071)	(27.3%)
Other	69	0.3%	148	0.7%	(79)	(53.4%)

Total revenue	$22,667	100.0%	$21,503	100.0%	$1,164	5.4%

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions, partially offset by the $2.9 million decrease attributed to the inclusion of accelerated recognition of software services revenue from the termination of a state exchange contract in the three months ended September 30, 2014. The decrease in professional services revenue was primarily attributable to the inclusion of accelerated recognition of $2.0 million of professional services revenue from the termination of the previously mentioned state exchange contract in the three months ended September 30, 2014. As a percent of total revenue, software services revenue was higher and professional services revenue was lower, as compared to the three months ended September 30, 2014, primarily due to an increase in our installed customer base from which we derive recurring software services revenue.

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

Segment Revenue

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$13,235	58.4%	$7,786	36.2%	$5,449	70.0%
Enterprise/State	3,337	14.7%	8,748	40.7%	(5,411)	(61.9%)
Medicare	4,514	19.9%	3,943	18.3%	571	14.5%
Private Exchange	1,581	7.0%	1,026	4.8%	555	54.1%

Total Revenue	$22,667	100.0%	$21,503	100.0%	$1,164	5.4%

The growth in our Enterprise/Commercial revenue was primarily attributable to the growth in software services revenue due to year-over-year growth in customers implemented on our software solutions and completing more software services with existing customers. The $5.4 million decrease in our Enterprise/State revenue was primarily attributable to terminating a state exchange contract which resulted in the one-time accelerated recognition of $4.9 million of revenue in the comparative three months ended September 30, 2014. The growth in our Medicare revenue was primarily attributable to a $0.7 million increase in software and professional services revenue compared to the three months ended September 30, 2014 due to the impact of new customers. The growth in our Private Exchange revenue was primarily attributable to a $0.5 million increase in software services revenue compared to the three months ended September 30, 2014, resulting from new customers.

The Enterprise/State segment has two remaining state exchange customers compared to three in the comparative three month period ended September 30, 2014. As a result of the customer decline, we anticipate future Enterprise/State revenue will be less than prior periods.

Cost of Revenue

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$12,598	55.6%	12,842	59.7%	($244)	(1.9%)

The dollar decrease in cost of revenue was primarily attributable to amortizing $0.2 million less of previously deferred implementation costs, as compared to the three months ended September 30, 2014. The three months ended September 30, 2014 includes $0.7 million of one-time accelerated deferred implementation cost amortization from the termination of one Enterprise/State contract.

Segment Gross Margins

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$5,545	41.9%	$770	9.9%	$4,775	620.1%
Enterprise/State	1,575	47.2%	5,722	65.4%	(4,147)	(72.5%)
Medicare	2,465	54.6%	2,036	51.6%	429	21.1%
Private Exchange	484	30.6%	133	13.0%	351	263.9%

Total Gross Margin	$10,069	44.4%	$8,661	40.3%	$1,408	16.3%

The Enterprise/Commercial gross margin increase in dollars consisted of a $5.4 million increase in revenue and $0.7 million increase in cost of revenue. The increase in revenue was primarily attributable to revenue recognized upon the satisfaction of ongoing contractual obligations during the three months ended September 30, 2015. The increase in cost of revenue was primarily attributable to a $0.8 million increase in amortization of deferred implementation costs, offset primarily by a decrease in deferred implementation cost capitalization related to new customer implementation efforts. Our Enterprise/Commercial gross margin included $0.1 million of depreciation and amortization for each of the three months ended September 30, 2015 and 2014.

The Enterprise/State gross margin decrease in dollars consisted of a $5.4 million decrease in revenue and $1.3 million decrease in cost of revenue. The decrease in revenue and cost of revenue relative to the three months ended September 30, 2014, were both primarily attributable to a previously mentioned state exchange customer termination. The terminated customer accounted for $6.1 million of revenue and $1.1 million of cost of revenue in the three months ended September 30, 2014, and zero revenue and cost of revenue in the three months ended September 30, 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended September 30, 2015 and 2014.

The Medicare gross margin increase in dollars consisted of a $0.6 million increase in revenue and $0.2 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support growth in this segment. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended September 30, 2015 and 2014.

The Private Exchange gross margin increase in dollars consisted of a $0.6 million increase in revenue and $0.2 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to higher personnel related costs as we continued to invest in our Private Exchange delivery capabilities. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended September 30, 2015 and 2014.

Research and Development

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$5,274	23.3%	4,993	23.2%	$281	5.6%

The increase in research and development expense in dollars was primarily attributable to a $0.5 million increase in salaries and personnel-related costs due to additional research and development efforts. Additionally, we experienced a $0.2 million decrease in engineering consulting fees and other expenses related to product development.

The increased research and development spending during the three months ended September 30, 2015 continues our initiative to invest in efforts to accelerate development of new software solutions intended to take advantage of opportunities presented by our growing customer base and the emerging private exchange market opportunity.

Sales and Marketing

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,329	10.3%	2,073	9.6%	$256	12.3%

The increase in sales and marketing expense in dollars was primarily attributable to a $0.1 million increase in commission expense and $0.1 of salaries and personnel-related costs due to the hiring of additional sales employees, as compared to the three months ended September 30, 2014.

General and Administrative

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,360	14.8%	2,960	13.8%	$400	13.5%

The increase in general and administrative expense in dollars was primarily attributable to incremental personnel and other costs associated with being a public company. While we expect our general and administrative expenses will grow in dollars as our business grows, we believe such expenses as a percent of revenue will decline.

Interest Expense

	Three Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$1,438	6.3%	1,846	8.6%	($408)	(22.1%)

The decrease in interest expense in dollars was primarily attributable to a lower weighted average cost of debt on our outstanding borrowings, as well as lower average debt balance during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$45,777	68.6%	$39,345	69.3%	$6,432	16.3%
Professional services	20,513	30.8%	16,111	28.4%	4,402	27.3%
Other	418	0.6%	1,298	2.3%	(880)	(67.8%)

Total revenue	$66,708	100.0%	$56,754	100.0%	$9,954	17.5%

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions, partially offset by the $2.9 million accelerated recognition of revenue in the third quarter of 2014 from the termination of a state exchange contract. The increase in professional services revenue was primarily attributable to the recognition of revenue from the satisfaction of several Enterprise/Commercial customer implementation obligations in the nine months ended September 30, 2015, along with the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two Enterprise/Commercial customers. The comparative nine months ended September 30, 2014 includes accelerated recognition of $2.0 million of professional services revenue related to the third quarter 2014 termination of the previously mentioned state exchange contract.

Segment Revenue

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$38,098	57.2%	$25,746	45.3%	$12,352	48.0%
Enterprise/State	11,547	17.3%	15,834	27.9%	(4,287)	(27.1%)
Medicare	12,707	19.0%	11,843	20.9%	864	7.3%
Private Exchange	4,356	6.5%	3,331	5.9%	1,025	30.8%

Total Revenue	$66,708	100.0%	$56,754	100.0%	$9,954	17.5%

The growth in our Enterprise/Commercial revenue was primarily attributable to the recognition of revenue upon the satisfaction of several customer obligations and the accelerated recognition of $3.6 million of revenue as a result of the termination of our contractual relationship with two Enterprise/Commercial customers in the nine months ended September 30, 2015. The decrease in our Enterprise/State revenue was primarily attributable the third quarter 2014 termination of a state exchange contract and resulting reduction of subsequent software and professional services revenue. The growth in our Medicare revenue was primarily attributable to a $1.0 million increase in software and professional services revenue compared to the nine months ended September 30, 2014 as a result of an increase in customers, partially offset by a $0.1 million decrease in other revenue. The $1.0 million growth in our Private Exchange revenue was primarily attributable to an increase in software and professional services revenue compared to the nine months ended September 30, 2014, as a result of an increase in both customers and revenue per customer.

The Enterprise/State segment has two remaining state exchange customers compared to three in the comparative nine month period ended September 30, 2014. As a result of the customer decline, we anticipate future Enterprise/State revenue will be less than prior periods.

Cost of Revenue

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$37,938	56.9%	$38,196	67.3%	($258)	(0.7%)

The dollar decrease in cost of revenue was primarily attributable to a $2.6 million decrease in professional fees to outside contractors, a $0.6 million decrease in salaries and personnel-related costs and a $0.5 million decrease in other costs primarily related to travel and facilities costs due to staffing realignments following the completion of our efforts related to the October 2013 Affordable Care Act, or ACA rollout. Additionally, during the nine months ended September 30, 2015, we amortized an additional $3.6 million of previously deferred implementation costs, as compared to the nine months ended September 30, 2014, of which $2.6 million was accelerated amortization related to the two above mentioned second quarter 2015 Enterprise/Commercial customer terminations, and we experienced a $0.1 million increase in capitalization of new customer deferred implementation costs compared to the nine months ended September 30, 2014.

Segment Gross Margins

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$15,344	40.3%	$3,224	12.5%	$12,120	375.9%
Enterprise/State	5,100	44.2%	7,870	49.7%	(2,770)	(35.2%)
Medicare	7,073	55.7%	6,859	57.9%	214	3.1%
Private Exchange	1,253	28.8%	605	18.2%	648	107.1%

Total Gross Margin	$28,770	43.1%	$18,558	32.7%	$10,212	55.0%

The Enterprise/Commercial gross margin increase in dollars consisted of a $12.4 million increase in revenue and $0.2 million increase in cost of revenue. The increase in revenue was primarily attributable to recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of remaining contractual obligations during the nine months ended September 30, 2015 and $3.6 million in accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers in the nine months ended September 30, 2015. The increase in cost of revenue was primarily attributable to a $4.5 million increase in the recognition of previously deferred costs related to software implementations, which is inclusive of $2.6 million of accelerated amortization related to the second quarter 2015 termination of our contractual relationship with the two Enterprise/Commercial customers previously noted, partially offset by a $3.8 million reduction in direct labor, outside contractor costs, and related travel following the completion of our efforts related to the October 1, 2013 ACA rollout and a $0.4 million reduction in deferred implementation cost capitalization and other expenses compared to the nine months ended September 30, 2014. Our Enterprise/Commercial gross margin included $0.3 million and $0.3 million, respectively, of depreciation and amortization for each of the nine months ended September 30, 2015 and 2014.

The Enterprise/State gross margin decrease in dollars consisted of a $4.3 million decrease in revenue and a corresponding $1.5 million decrease in cost of revenue. The decrease in revenue was primarily attributable to impact of the third quarter 2014 customer contract termination and accelerated recognition of $4.9 million of revenue in the comparative nine months ended September 30, 2014, which was offset by an increase in add-on production support services during the nine months ended September 30, 2015. The reduction in costs of revenue relate to staffing realignment efforts consistent with current and expected future needs of our Enterprise/State segment. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the nine months ended September 30, 2015 and 2014.

The Medicare gross margin increase in dollars consisted of a $0.9 million increase in revenue and $0.7 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support current and anticipated growth in this segment. Our Medicare gross margin included $1.9 million of depreciation and amortization for each of the nine months ended September 30, 2015 and 2014.

The Private Exchange gross margin increase in dollars consisted of a $1.0 million increase in revenue and $0.4 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support current and anticipated customer growth in this segment. Our Private Exchange gross margin included $0.6 million of depreciation and amortization for each of the nine months ended September 30, 2015 and 2014.

Research and Development

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$17,858	26.8%	$13,678	24.1%	$4,180	30.6%

The increase in research and development expense in dollars was primarily attributable to a $3.3 million increase in salaries and personnel-related costs, due to additional research and development efforts. Additionally, we experienced a $0.9 million increase in engineering consulting fees and other expenses for product development.

The increased research and development spending during the nine months ended September 30, 2015 continues our initiative to invest in efforts to accelerate development of new software solutions intended to take advantage of opportunities presented by our growing customer- base and the emerging private exchange market opportunity.

Sales and Marketing

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$7,514	11.3%	$5,782	10.2%	$1,732	30.0%

The increase in sales and marketing expense in dollars was primarily attributable to a $1.0 increase in salaries and personnel-related costs due to hiring of additional sales employees, a $0.2 million increase in commissions expense, as compared to the nine months ended September 30, 2014, as well as a year-over-year $0.5 million increase in other expenses attributable to our 2015 Client Forum.

General and Administrative

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$10,823	16.2%	$9,311	16.4%	$1,512	16.2%

The increase in general and administrative expense in dollars was primarily attributable to incremental costs associated with being a public company. While we expect our general and administrative expenses will grow in dollars as our business grows, we believe such expenses as a percent of revenue will decline.

Interest Expense

	Nine Months Ended September 30,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$4,275	6.4%	$4,232	7.5%	$43	1.0%

The increase in interest expense in dollars was primarily attributable to a lower weighted average cost of debt on a higher average debt balance during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

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

Prior to our initial public offering, we funded our operations primarily through cash from operating activities, bank and subordinated debt borrowings and the private issuance of equity securities. As of September 30, 2015, we had cash and cash equivalents of $7.4 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

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

The Credit Facility contains customary representations, warranties and financial covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. The financial covenants include a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. On September 30, 2015, the cumulative building EBITDA covenant for the trailing twelve month period ending on September 30, 2015 was reduced to $6.0 million from $6.5 million. The quarterly building EBITDA covenant increases from $6.0 million for the measurement period ending September 30, 2015 to $9.0 million for the year ending December 31, 2015. The minimum liquidity covenant was amended on November 10, 2015 to reduce the minimum liquidity level, on a go forward basis, from $15.0 million to $7.5 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of September 30, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015 and the foreseeable future. The Company expects 2016 covenants to be established in the first quarter of 2016, which is consistent with the terms of the Credit Facility.

Subordinated Loans

On March 18, 2013, we entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, as amended and restated from time-to-time, for total proceeds of $30.0 million less $0.7 million of original issue discount, or OID. The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR margin, and is payable monthly. On November 5, 2015, the THL Note was amended to, among other things, decrease (i) the Base Rate Margin from a fixed rate of 10.00% to a variable rate of 9.00% or 10.00%, and (ii) the LIBOR Rate Margin from a fixed rate of 11.00% to a variable rate of 10.00% or 11.00%, dependent on actual quarterly Adjusted Total Leverage Ratio, as defined in the amendment.

THL Note contains customary financial covenants including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends, as defined. The quarterly building EBITDA covenant increases from $5.6 million for the measurement period ending September 30, 2015 to $8.1 million for the year ending December 31, 2015. The minimum liquidity covenant was amended on November 5, 2015 to reduce the required minimum liquidity covenant, on a go forward basis, from $13.5 million to $6.8 million at all times, with minimum liquidity defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of September 30, 2015, we were in compliance with the financial covenants, and we believe we will continue to be in compliance with the financial covenants throughout the year ended December 31, 2015 and the foreseeable future. The Company expects 2016 covenants to be established in the first quarter of 2016, which is consistent with the terms of the THL Note.

On January 15, 2013, we entered into a subordinated promissory note with the sellers of DRX, or the DRX Seller Note. The initial $3.0 million principal amount was subject to adjustment upon resolution of the working capital, as well as the satisfaction of customary escrow provisions. The DRX Seller Note accrued interest at a rate of 8.0% payable upon the January 15, 2015 maturity date. During the nine months ended September 30, 2015, the principal amount was decreased by $0.1 million as a result of settling the DRX Indemnification Claim (see Note 5 to the Condensed Consolidated Financial Statements) and we paid the adjusted principal amount of $2.9 million and $0.5 million of interest to settle the DRX Seller Note.

The following table summarizes the principal balances of our outstanding borrowings as of September 30, 2015:

Outstanding Principal Balance
(in thousands)

Credit Facility: Revolving line of credit	$342
Credit Facility: Term loans	19,406
Subordinated loans	29,570

$49,318

We believe that cash from operations, cash on hand, available capacity under our Credit Facility and the above mentioned amendments to reduce the Credit Facility and THL Note interest rates and minimum liquidity covenants will provide liquidity to meet anticipated future short-term capital requirements for the next twelve months. We anticipate our invoicing of customers and subsequent cash collection of invoiced amounts will increase in the fourth quarter of 2015 as compared to the first nine months of 2015 as we expect to see an increase in variable fees and billing milestones associated with the fourth quarter annual enrollment period activity of our customers. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our Credit Facility.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, all of our outstanding borrowings would become immediately payable, which could adversely affect our financial condition.

Cash Flows

Our cash flows were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by (used in):
Operating activities	($14,809)	($15,475)
Investing activities	(1,177)	(732)
Financing activities	(4,850)	14,285

Net decrease in cash and cash equivalents	($20,836)	($1,922)

Operating Activities

For the nine months ended September 30, 2015, our net cash and cash equivalents used in operating activities of $14.8 million consisted of a net loss of $11.7 million and $11.0 million of cash used by changes in working capital, partially offset by $7.9 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $11.5 million, an increase in accounts receivable of $2.0 million, partially offset by a $2.2 million increase in accounts payable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The increase in accounts receivable was primarily attributable to an increase in billing milestones which are typically higher in third and early fourth quarter consistent with insurance plan annual enrollment periods. The increase in accounts payable was primarily due to timing of payments to vendors.

For the nine months ended September 30, 2014, our net cash and cash equivalents used in operating activities of $15.5 million consisted of a net loss of $14.9 million and $6.9 million of cash used by changes in working capital, partially offset by $6.4 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $7.0 million. The decrease in deferred revenue was a result of contracts closed during prior periods with associate upfront fees, on which we began recognizing revenue ratably over the customer contract period as implementations were completed and software services have commenced.

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

Investing Activities

For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was $1.2 million and $0.7 million respectively and consisted of the purchase of property and equipment. The $0.5 million increase in purchases of property and equipment was primarily attributable to growth in our business during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Financing Activities

For the nine months ended September 30, 2015, net cash used in financing activities was $4.9 million, consisting primarily of $4.1 million of repayments of debt, including the scheduled $2.9 million repayment of the DRX Seller Note, and payment of $0.7 million of direct offering costs associated with our December 2014 initial public offering.

For the nine months ended September 30, 2014, net cash provided by financing activities was $14.3 million, consisting of $30.8 million in proceeds from credit facility and term-debt borrowings, partially offset by $13.5 million of debt and capital lease obligation payments, $1.9 million of deferred business acquisition purchase price and $1.1 million of debt financing and equity offering fees paid.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had standby letters of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, bear interest at rates that are variable. Borrowings under the THL Corporate Finance, Inc. subordinated promissory note bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of September 30, 2015, we had total borrowings of $49.3 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings as of September 30, 2015. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, our Enterprise/State segment has been principally comprised of three customers. One of the customers terminated a contract in the third quarter 2014 and didn’t renew other software services contracts in 2015. In the three months ended September 30, 2015 a second customer provided notice of non-renewal of their software services contracts for periods beyond the year ended December 31, 2015. Combined, these customers accounted for $8.8 million of Enterprise/State revenue in the nine months ended September 30, 2015.

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

We currently serve our customers from data center locations in Atlanta, Georgia and El Segundo, California. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. With respect to the provision of core services, our two data center agreements have remaining terms of approximately one year, and the agreements provide for either automatic renewal or routine annual renewal unless terminated by one of the parties. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We have a substantial amount of indebtedness. As of September 30, 2015, our total indebtedness was $49.3 million. Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $26.8 million in goodwill, $12.5 million in other intangible assets and $25.2 million of deferred implementation costs, together representing approximately 71% of our total assets as of September 30, 2015. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of September 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of September 30, 2015 and December 31, 2014, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

The marketing and sale of Medicare plans are subject to numerous laws, regulations and guidelines at both the Federal and state level. The marketing and sale of Medicare Advantage and Medicare Part D prescription drug plans are principally regulated by CMS, which is a division of the United States Department of Health and Human Services, and the marketing and sale of Medicare supplement plans is principally regulated on a state-by-state basis by state departments of insurance. The laws and regulations applicable to the marketing and sale of Medicare plans lack clarity, are numerous and complex, were not drafted to contemplate health insurance exchanges, and change frequently, particularly with respect to regulations and guidance issued by CMS for Medicare Advantage and Medicare Part D prescription drug plans and by the various state departments of insurance for Medicare supplement plans.

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

As of September 30, 2015, our directors, executive officers, and their affiliated entities beneficially owned approximately 23% of our outstanding common stock. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

As of September 30, 2015, we had 21,905,909 shares of common stock outstanding. The 7,630,250 shares sold in our initial public offering were freely tradable immediately after the offering. On June 10, 2015, 13,899,215 shares of our common stock became available for sale into the public market, subject in some cases to volume and other limitations, at the expirations of certain lock-up agreements executed as part of our initial public offering. A large portion of these shares are held by a small number of persons and investment funds. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, some holders of shares of common stock will have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we might file for ourselves or other stockholders.

On December 19, 2014, we registered an aggregate of 3,114,990 shares of our common stock that we have issued or may issue under our equity incentive plans, which shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above, various vesting agreements and in some cases, to volume and other restrictions. As of September 30, 2015, there were stock options to purchase 2,233,243 shares of our common stock and unvested restricted stock units representing 545,522 shares of our common stock outstanding. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

On November 12, 2015, we announced the appointment of Jeffery Surges as President of the Company and approved a transition plan pursuant to which Mr. Surges will replace Robert Douglas Schneider as the Company’s Chief Executive Officer effective as of November 17, 2015. In connection with his appointment, Mr. Surges was also appointed as a member of the Board effective as of November 12, 2015. For additional information, please see the Current Report on Form 8-K filed by the Company on November 12, 2015.

Item 6.	Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTURE, INC.

Date: November 16, 2015	By:	/s/ James P. Purko
James P. Purko
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

10.1	Ninth Amendment to Credit Agreement, Dated September 30, 2015	8-K	001-36778	10.1	October 2, 2015

10.2	Tenth Amendment to Credit Agreement, Dated November 10, 2015	8-K	001-36778	10.2	November 10, 2015

10.3	Eighth Amendment to Term Loan Agreement, dated November 5, 2015	8-K	001-36778	10.1	November 10, 2015

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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