Form 10-K
period 2015-12-31
CONNECTURE INC
filed 2016-03-15
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the date of the registrant’s most recently completed second quarter, the aggregate fair market value of the registrant’s common stock held by non-affiliates was approximately $188.1 million based on the closing sales price as reported on the NASDAQ Stock Exchange.

As of February 29, 2016, there were 22,113,831 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2016 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CONNECTURE, INC.

Form 10-K

For the Year Ended December 31, 2015

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Part 1, Item 1A: “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Unless otherwise indicated, references to “Connecture,” “the Company,” “we,” “our” and “us” in this Annual Report on Form 10-K refer to Connecture, Inc. and its consolidated subsidiaries.

Item 1.	Business.

Overview

We are a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution. Our solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. We offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. Our customers are health insurance marketplace operators, such as health plans, brokers and exchange operators, who must distribute health and ancillary insurance in a cost-effective manner to a growing number of insured consumers. Our solutions automate key functions in the health insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

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

In 1999 we incorporated in Delaware, and since then, we have provided technology-enabled health plan sales automation solutions. As of December 31, 2015, our expanding customer base included more than 75 health plans, including 20 of the top 25 health plans (based on total enrollment). As of December 31, 2015, our technology powered more than 35 private, state and federal exchanges. Our personalized health insurance shopping experience is available to all 55 million Medicare beneficiaries through our provision of shopping, price comparison, plan ranking and enrollment software for Medicare.gov and 1-800-Medicare call center agents. We estimate that approximately 4 million Medicare beneficiaries used our software in the 2015 enrollment period.

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

Consumer-Centric Marketplace

We estimate that approximately 70 million individuals will be shopping for and enrolling in health insurance annually through the individual market and public and private exchanges by 2019. This evolution is being driven by a shift in responsibility for health insurance purchasing to individuals from employers, placing increased importance on better, more informed decision-making, and is changing where these purchases are being made. This trend is evident in several key health insurance membership market segments:

•	Individual Insurance Market: The Patient Protection and Affordable Care Act, or PPACA, which mandates broader health insurance coverage, is expected to drive growth in the under-65 individual market. Anecdotal information from health plans and survey data from insurance brokers indicate that 5% or more of the small group employer market (defined as employers having less than 100 employees) are looking to exit the market and associated provision of health insurance and as such we believe that these previously insured employees will be seeking coverage in the individual market.

•	Employer-sponsored Insurance Market: For individuals who currently receive insurance through their employers, there has been a trend toward employees bearing a greater share of the cost of these benefits. This trend creates an increased need for employees to engage in the shopping experience, purchase the right levels of coverage and better understand the overall financial implications of their benefit selection decisions.

•	Exchange-based Insurance Market: According to a study by William Blair, employers are expected to move approximately 31 million lives to private exchanges by 2019 as a mechanism to make health insurance a defined contribution benefit and decouple benefit expenses from medical cost inflation trends. As part of this shift, large employers are also moving retirees from group Medicare Advantage plans to retail Medicare Advantage plans that are distributed through retiree exchanges.

•	Medicaid Market: As a result of expanded eligibility under PPACA, average monthly Medicaid enrollment is expected to expand from approximately 58 million individuals in 2013 to approximately 71 million individuals by 2020, creating new opportunities for Medicaid managed care organizations to expand into the individual market.

•	Medicare Market: We believe that the number of participants in Medicare Advantage and Medicare Supplement plans will increase from approximately 25 million individuals in 2013 to approximately 32 million individuals in 2018 based on data from the Congressional Budget Office and other industry analysts, and that there will be increased movement from group Medicare Advantage plans to retail Medicare Advantage plans.

As a whole, these trends are directing an evolution of health insurance technology toward supporting more effective and consumer-friendly solutions that help consumers to better compare and enroll in plans based on their actual healthcare needs and to optimize their increased health insurance responsibility and spend.

Pressure to Manage Distribution Costs and Operating Expenses

While health plans and brokers need to support a more individualized and fragmented health insurance shopping and enrollment process, they are under increasing pressure to lower distribution costs. Federal regulations brought about as part of the Affordable Care Act on health plan profitability and increased competition for members on exchanges have driven health plans to find ways to better manage areas of non-medical cost structure, such as sales commissions and internal information technology development. As a result, health plans have undertaken efforts to lower brokerage commissions and to implement innovative third-party technologies to reduce investment in internally-developed software. Similarly, brokers who now face depressed commissions from health plans need to leverage technology-based, automated processes to sell more cost-effectively and to identify product cross-selling opportunities, such as with ancillary products, as part of the plan selection process.

Increasing Opportunity for Technology

As shopping and enrollment in health insurance transitions to an individual, retail-oriented consumer marketplace, we believe there is significant opportunity for intuitive, web-based technologies to automate and lower the cost of health insurance distribution, as well as increase enrollment opportunities and member retention.

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

We believe the breadth, depth and scale of the Connecture solutions across key functional areas are critical to our success in the complex and changing health insurance marketplace. In particular, our personalized and data-driven shopping experience helps customers make better health insurance purchasing decisions. Our software solutions are designed to maximize enrollment and member retention opportunities, and our technology enables rapid deployment of public and private single- and multi-payer exchanges to help customers adapt to evolving market needs.

Our Competitive Strengths

We believe we have the following key competitive strengths:

Health plan shopping and enrollment leadership

While the health insurance industry is in the midst of adapting to rapidly changing requirements, we have more than a 15 year history in the technology-enabled health plan shopping and enrollment market serving individuals both under and over-65, including the following:

•	Leadership in the commercial under-65 health insurance market with over one million enrollments in the one-year period ending December 31, 2015;

•	Ten years as the web-based technology solution for Medicare.gov;

•	Technology utilized in leading public and private exchange solutions; and

•	Relationships with a broad range of health plans and brokers, including 20 of the top 25 health plans (based on total enrollment).

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

Large and valuable database of health plan and drug cost information and ancillary products

We believe that our large database of health plan and drug cost information enables us to deliver higher value to our customers and consumers alike. We are a primary source of health plan and pharmacy data for Medicare products available on Medicare.gov and the broad range of our health plan relationships makes us a valuable and extensive source of permission-based health plan information. These data are critical for consumers to make difficult decisions about trade-offs between plan premiums vs. out-of-pocket costs, physician networks and pharmaceutical formularies. Our large dataset of health plan and drug cost information powers our empirically-driven recommendations engine that we believe provides consumers with more precise decision-support tools. In addition, our platform also supports many ancillary products such as dental, life insurance, critical illness and wellness which allows health plans and brokers to sell a more customized package of insurance products, thereby helping to differentiate the consumer shopping experience and maximizing our customers’ revenue opportunity.

Tenured, experienced management team

Our management team has significant experience in high growth healthcare, technology and consulting companies, including Allscripts, Truven Health Analytics (formerly Thomson Reuters Healthcare), Optum (part of UnitedHealth Group), Ernst & Young, PricewaterhouseCoopers and Accenture. Our management team has been responsible for driving innovation in the healthcare information technology industry. Within our own organization, our management team has been responsible for identifying key market needs and broadening our capabilities to serve our customers. For example, we have leveraged our historical expertise in the individual, commercial, and under-65 market to additionally serve Medicare, Medicaid and the exchanges. We believe we have the management team in place to continue developing and marketing innovative solutions that meet the current and future needs of our customers.

Our Growth Strategy

We intend to strengthen our position as a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution. Key elements of our growth strategy include the following:

Add new customers and expand covered lives within our existing base of growing health plan and broker customers

We believe our market leadership positions us to take advantage of key trends. We are currently working with 20 of the top 25 health plans in the country (based on total enrollment), including more than 60% of the Blue Cross and Blue Shield plans. We intend to continue engaging additional top national and regional health plans and brokers as they seek innovative solutions to maximize enrollment and retention while minimizing costs as they shift their businesses to capitalize on the opportunity to serve the over 100 million expected members in individual and exchange markets. Furthermore, we believe new market entrants such as retailers and Accountable Care Organizations, or ACOs, that offer health plans present entirely new customer categories for us. We also expect to capitalize on this by leveraging our expertise and leadership position in retiree exchanges to win customers in the rapidly growing under-65 market.

Leverage core technology to establish leadership in the private health plan exchange business

As more small and medium sized employers move away from defined benefit plans and towards defined contribution plans, the number of single-health plan exchanges is expected to significantly increase. Unlike a defined benefit plan in which employers provide a standard set of health benefits and cover a substantial portion of the health insurance premiums, under a defined contribution plan, employers make cash contributions to health savings accounts that employees can use to purchase insurance products of their choosing. This model allows employers to more accurately predict and limit healthcare costs, while also affording employees a greater number of choices relative to a defined benefit plan. As employers move their employees to defined contribution plans, employers can utilize our software to create private exchanges that allow employees to select their own health benefits. We intend to leverage our technological expertise and our long-lasting relationships with health plans to continue capturing these emerging exchanges as well as single and multi-payer private exchanges sponsored and/or purchased by insurance brokers and agents serving their individual consumer, employer group and retiree customer bases. We are currently a leader in the retiree exchange space, an industry providing online private exchanges for both retirees under 65 years old and Medicare beneficiaries that is at the forefront of exchange technology adoption, and believe that our capabilities there position us well for further growth in other exchanges as those markets mature as well as seek an integrated platform across all segments. Finally, we believe there is a significant opportunity to provide more full service private exchange solutions which integrate call center capabilities that leverage our proprietary technology.

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

Reportable Segments

Our reportable segments, Enterprise/Commercial, Enterprise/State, Medicare and Private Exchanges are based on software and service offerings. Financial information for our reportable segments is included in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our portfolio of solutions, as summarized below by reportable segment, includes a comprehensive set of software applications for health plans focused on enterprise-wide sales automation (including the creation of single health plan private exchanges), for health plans and pharmacy benefit managers, or PBMs, focused on Medicare shopping and enrollment automation, for aggregators (brokers, health plans, retailers and other intermediaries) focused on private exchanges, and for state government agencies focused on creating individual and small group exchanges.

Our platform allows customers to add solutions and applications to the platform based on specific market segment needs and functional priorities. Each application is modular and functions independently, yet can integrate together to create a comprehensive and robust solution.

Enterprise Commercial Solution for Health Plans

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

Renewals

InsureAdvantage’s Renewal application is comprised of a series of workflow steps which will allow for the automatic initiation of the renewal process without manual intervention; health plans, however, can also configure business rules to denote renewal groups and subject such groups to the manual renewal process. Functionality includes renewal import, renewal quoting and acceptance, renewal export, package generation and distribution, recommended and alternate plan mapping and agent/broker PDF generation.

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

InsureAdvantage for groups also offers a Plan Advisor Tool, which allows employee-consumers, or the human resources administrator at the employer or the broker or sales representative working with them, to shop and compare plans, products and key benefit features via an interactive “guided shopping” experience based on questions around their own individual risk tolerance, ability to pay more up-front/higher deductible, personal health factors, desired add-on plans or riders, etc. These questions are rated and scored. Plans are presented based on how the consumer answers each question. Each implementation is designed to match the health plan’s current website and brand. There is both a subsidy calculator and a cost calculator to help the prospective member gauge financial risk.

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

Most customer implementations of InsureAdvantage for groups today are focused on the smaller group market (employers with 100 or fewer employees). However, larger group sizes are being supported for single health plan exchanges and the product line is being enhanced to streamline group set-up for larger size groups.

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

Enterprise State Solution for State Exchanges

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

Medicare Solution

We provide innovative, web-based Medicare plan comparison and enrollment tools for health plans, PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. These products are used by the Medicare population through commercial health plans, retiree transition exchanges (group to individual, group to group) provided by benefits consulting firms and Medicare.gov. We estimate that more than 30% of 2014 plan year enrollees in Medicare Part D plans used our product to compare and enroll.

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

Private Exchange Solutions

Our Private Exchange reportable segment provides benefit consultants, brokers, exchange operators and aggregators with a group defined-contribution benefit exchange solution. The solution enables users to provide their employer and individual customers with a compliant benefit shopping, enrollment and post-enrollment benefits management experience. Brokers are empowered with a custom-branded private exchange environment that provides analytics and decision support. Our Private Exchange solution expands upon our single-plan shopping and enrollment tools by allowing users to compare plans, premiums and products from among multiple health plans within a specific geography. Our solution also allows customers to sell commercial and Medicare products.

Through our RxHealth Insurance Agency, Inc. subsidiary, we are a CMS-approved Web-broker Entity, which allows us to assist customers online with (i) completing enrollment in Qualified Health Plans offered in the individual market through the Federal Exchange; (ii) applying for tax credits and cost sharing reductions for Qualified Health Plans; and (iii) other customer service assistance related to health insurance coverage and enrollment processes through the Federal Exchange. Using Web-broker Entity services allows brokers, agencies and aggregators to provide a CMS-approved technology platform to consumers shopping for Qualified Health Plans. However, we believe many brokers, agencies and aggregators lack the technical resources and capabilities to independently obtain CMS approval. Therefore, by extending our Web-broker Entity services to these brokers, agencies and aggregators as part of our private exchange solution, we believe that we can provide enhanced services to those customers that other private exchange providers lacking CMS approval cannot offer.

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

Drug Compare

We offer our customers, including PBMs, private exchanges and the federal government’s Medicare.gov website, a member engagement tool for drug pricing comparison called Drug Compare. We believe Drug Compare is the most widely-used and comprehensive drug pricing comparison database. In 2014, Drug Compare was made available to an audience of approximately 100 million people. Using this application, dose equivalent therapeutic alternatives are priced according to the shopper’s or member’s benefit and formulary. Lower cost formulary options are suggested, including direct generics, generic alternatives, brands, over the counter drugs, pill-splitting and alternative dosing schedules. Side-by-side pricing and safety comparisons are provided, as well as alerts regarding potential medication management interactions for a member. Our data network includes the ability to comparison shop across nearly 50,000 retail and mail-order pharmacy locations.

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

We believe that we are a leading technology solution vendor in this segment. This position is reflected in our role as the shopping technology for Medicare.gov, as well as the number of Medicare health plans we support, which include over 50 health plans. We do not believe any of our competitors serve as many customers as we serve. Additionally, we believe that we currently have a strong competitive position relative to other Medicare shopping and enrollment solutions, although some large health plans may possess the capability to develop their own solution that would compete with us, rather than procuring a solution externally.

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

Research and Development

Our success depends in part on our ability to successfully develop and sell innovative software solutions and services that health insurance plans and brokers and their customers will utilize. Our research and development organization is responsible for the design, development, quality assurance and release of our software solutions and services.

Research and development expenses were $22.7 million, $18.1 million, and $11.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Compliance and Certifications

We voluntarily obtain third-party security examinations relating to security and data privacy. In addition, on an annual basis, we have a qualified security assessor complete an audit of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 2 service providers. These standards focus on application and network security controls for companies that process, transmit or store credit card data on behalf of customers. As of December 31, 2015, we have demonstrated compliance with PCI-DSS 2.0 as determined by a qualified security assessor. We also have obtained our independent SSAE16 SOC2® Report—Report on Controls at a Service Organization Relevant to Security, Availability, Process Integrity, Confidentiality or Privacy with no exceptions noted. We meet the requirements for a Business Associate as required by the Health Insurance Portability and Accountability Act, or HIPAA. We have performed a self-assessment against the security controls contained in the Health Information Trust Alliance Common Security Framework, or HITRUST CSF. In addition, we have completed our MARS-e, or Minimum Acceptable Risk Standards for Exchanges, assessment in preparation for CMS review and with respect to integration with the Federally Facilitated Marketplace, or FFM, /healthcare.gov.

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

Requirements of PPACA

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, or PPACA. As enacted, PPACA has impacted how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms.

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

On November 7, 2014, the Supreme Court agreed to hear a lawsuit challenging the legality of an IRS regulation that allows eligible individuals in all states to receive subsidies for health insurance under the PPACA, even in states that have not established their own health exchanges. We are unable to predict the outcome of that challenge. On June 25, 2015, the Supreme Court upheld the legality of the regulation and eligible individuals in all states were able to continue to receive subsidies.

On December 18, 2015, the initiation of the Cadillac Tax was delayed from January 1, 2018 to January 1, 2020. In the short-term, we anticipate no impact from this delay on our business.

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

Employees

As of December 31, 2015, we had 411 employees, all of whom are based in the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

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

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

We have a history of losses and we may be unable to achieve or sustain profitability.

We experienced a net loss of $7.3 million, $10.2 million and $26.4 million in 2015, 2014 and 2013, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our recent growth in revenue may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

Failure to manage our growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

We have been experiencing a period of growth, which puts strain on our business. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

A reduction in demand for health insurance exchanges caused by lack of acceptance, technological challenges, and competing solutions, or as a result of individuals, brokers, or health plans determining that other distribution channels for health insurance are superior to ours, would have a material adverse effect on our business, growth, results of operations and financial condition.

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

Our ten largest customers by revenue accounted for 48.2% and 56.9% of our consolidated revenue in 2015 and 2014, respectively. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected. Except for one customer, none of our customers exceeded 10% of our revenue in 2015 or 2014. Contracts related to the Maryland Health Benefit Exchange accounted for 11.8% of our 2014 revenue due in part to the termination of the exchange contract with the prime contractor, Noridian Healthcare Solutions, LLC, and our recognition of the accompanying previously deferred in-process revenue.

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

The sales cycle for our products and services can vary from, on average, two to 12 or more months, from initial contact to contract execution, depending on the client and complexity of the solution. After a customer contract is signed, we provide an implementation process for the customer which typically ranges from two to four months for our cloud-based implementations and from three to 15 months for complex enterprise implementations, each from contract execution to completion of implementation. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed.

During the sales and implementation cycles for our enterprise segments, we expend substantial time and effort, and incur significant additional operating expenses, but accounting principles do not allow us to recognize the resulting revenue until implementation is complete and the services are available for use by our customers, at which time we begin recognition of implementation revenue over the life of the contract or the estimated period of customer benefit, whichever is longer. Unanticipated difficulties and delays in implementation might arise as a result of failure by us or our customers to complete one or more of our or their respective responsibilities and, if implementation periods are extended or implementations are cancelled, revenue recognition could be delayed or fail to occur.

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

We have a substantial amount of indebtedness. As of December 31, 2015, our total indebtedness was $49.4 million. Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal, interest or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

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

We currently serve our customers from two primary data centers, one located in Atlanta, Georgia and the other located in El Segundo, California. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. With respect to the provision of core services, our two data center agreements have remaining terms of approximately one year, and the agreements provide for either automatic renewal or routine annual renewal unless terminated by one of the parties. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We recognize recurring revenue monthly over the term of our contracts and recognize the majority of our professional services revenue ratably over the contract term or the estimated period of customer benefit, whichever is longer. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated period of customer benefit, whichever is longer. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

We have recorded a significant amount of goodwill, intangible assets and deferred implementation costs. We may need to record write-downs from future impairments of these assets, which could adversely affect our costs and business operations.

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $26.8 million in goodwill, $11.4 million in other intangible assets and $24.6 million of deferred implementation costs, together representing approximately 75.9% of our total assets as of December 31, 2015. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of December 31, 2015 and 2014, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

We use staff contracting firms (both onshore and offshore) to scale up or down based on customer needs, work across various time zones to meet speed to market requirements, and lower our total cost of delivery. For over ten years, we have used staff contracting firms with employees located internationally. Associated risks include:

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

•	Financial Services-Related Laws and Rules. Financial services and electronic payment processing services are subject to numerous laws, regulations and industry standards, some of which might impact our operations and subject us, our vendors, and our customers to liability as a result of the payment distribution and processing solutions we offer. In addition, payment distribution and processing solutions might be impacted by payment card association operating rules, certification requirements, and rules governing electronic funds transfers. If we fail to comply with applicable payment processing rules or requirements, we might be subject to fines and changes in transaction fees and may lose our ability to process credit and debit card transactions or facilitate other types of billing and payment solutions. Moreover, payment transactions processed using the Automated Clearing House Network, or ACH, are subject to network operating rules promulgated by the National Automated Clearing House Association and to various federal laws regarding such operations, including laws pertaining to electronic funds transfers, and these rules and laws might impact our billing and payment solutions. Further, our solutions might impact the ability of our payer customers to comply with state prompt payment laws. These laws require payers to pay healthcare claims meeting the statutory or regulatory definition of a “clean claim” within a specified time frame.

•	Insurance Broker Laws. Insurance laws in the United States are often complex, and states have broad authority to adopt regulations regarding brokerage activities. These regulations typically include the licensing of insurance brokers and agents and govern the handling and investment of customer funds held in a fiduciary capacity. We and our broker/agency customers may be subject to some of these regulations, and may not be able to fully comply.

•	ERISA. The Employee Retirement Income Security Act of 1974, as amended, or ERISA, regulates how employee benefits are provided to or through certain types of employer-sponsored health benefits plans. ERISA is a set of laws and regulations that is subject to periodic interpretation by the United States Department of Labor as well as the federal courts. In some circumstances, and under certain customer contracts, we might be deemed to have assumed duties that make us an ERISA fiduciary, and thus be required to carry out our operations in a manner that complies with ERISA in all material respects. Our current operations may render us subject to ERISA fiduciary obligations, and while we believe we are in compliance with ERISA and that any such compliance does not currently have a material adverse effect on our operations, there can be no assurance that continuing ERISA compliance efforts or any future changes to ERISA will not have a material adverse effect on us.

•	Third-Party Administrator Laws. Numerous states in which we do business have adopted regulations governing entities engaged in third-party administrator, or TPA, activities. TPA regulations typically impose requirements regarding enrollment into benefits plans, claims processing and payments, and the handling of customer funds. Additions to our service offerings and/or changes in state regulations could result in us being obligated to comply with such regulations, which might require us to obtain licenses to provide TPA services in such states.

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

In March 2010, the Federal government enacted significant reforms to healthcare legislation through the PPACA and the HCERA, which we refer to collectively as Healthcare Reform. In addition, one of the elements of the Budget Control Act of 2011 is the creation of a joint select committee on deficit reduction to develop recommendations, including changes to entitlement programs such as Medicare, to reduce the national debt by at least $1.5 trillion over 10 years. In connection with the United Sates Congress’s failure to agree on a proposal to lower the national deficit, the Budget Control Act mandates automatic cuts to domestic and defense spending, including a significant reduction in Medicare spending. The impact that Healthcare Reform and the Budget Control Act will have on the market for Medicare plans could change the demand for Medicare plans, the way these plans are delivered, or the commissions that health plans pay to us in connection with their sale or otherwise adversely impact us.

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

Risks Related to Ownership of Our Common Stock

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

As of February 29, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 23% of our outstanding common stock. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We are headquartered in Brookfield, Wisconsin, where we lease approximately 32,000 square feet of office space under a lease expiring in August 2022. We also lease office space in Atlanta, Georgia, Los Angeles, California, Raleigh, North Carolina, Farmington, Connecticut, and Baltimore, Maryland. Our primary data centers are located in Atlanta, Georgia and El Segundo, California. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures

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

Year ended December 31, 2015	High	Low
First Quarter	$11.00	$8.04
Second Quarter	14.39	8.50
Third Quarter	11.99	3.67
Fourth Quarter	6.26	3.11

Year Ended December 31, 2014
Fourth Quarter (from December 12, 2014)	$9.42	$8.11

On February 29, 2016, the last reported sale price of our common stock on the NASDAQ Global Market was $2.99 per share, and there were 29 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
10/1/15–10/31/15	—	$—
11/1/15–11/30/15	—	$—
12/1/15–12/31/15	50,149	$3.53

Total	50,149	$3.53

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of restricted stock units under our equity incentive plan.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software and Services Index during the period commencing on December 12, 2014, the initial trading day of our common stock, and ending on December 31, 2015. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. Financial information for periods prior to 2012 has not been provided. The consolidated statements of operations data presented below for the years ended December 31, 2015, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements.

The following information should be read in conjunction with our consolidated financial statements and related notes, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information included elsewhere in this Annual Report on Form 10-K. Our historical results should not be considered a reliable indicator of our future results of operations.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$95,847	$84,579	$58,326	$29,626
Cost of Revenue (1)	50,670	52,431	50,173	22,886

Gross Margin	45,177	32,148	8,153	6,740

Operating Expenses:
Research and Development (1)	22,718	18,125	11,806	7,371
Sales and Marketing (1)	9,507	7,729	6,800	6,644
General and Administrative (1)	14,439	10,552	12,187	7,492

Total Operating Expenses	46,664	36,406	30,793	21,507

Loss from Operations	(1,487)	(4,258)	(22,640)	(14,767)

Other Expenses:
Interest Expense	5,665	5,937	4,644	1,992
Other Expense (Income), net	140	(68)	—	—

Loss before Income Taxes	(7,292)	(10,127)	(27,284)	(16,759)

Income Tax (Provision) Benefit	(51)	(33)	900	3

Net Loss	$(7,343)	$(10,160)	$(26,384)	$(16,756)

Net loss per common share—basic and diluted	$(0.34)	$(10.27)	$(163.37)	$(14.05)

Weighted Average Common Shares Outstanding—basic and diluted	21,813,407	1,362,109	184,051	1,353,862

Other Financial Data:
Adjusted gross margin (2)	49,945	36,163	11,984	7,572
Adjusted EBITDA (3)	8,268	1,328	(17,291)	(13,054)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Cost of Revenue	$922	$123	$92	$121
Research and Development	1,893	78	55	48
Sales and Marketing	1,379	32	34	61
General and Administrative	518	1,203	458	470

(2)	We define adjusted gross margin as gross margin before depreciation and amortization expense, as well as stock-based compensation expense. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted gross margin to gross margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We defined adjusted EBITDA as net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible and long-lived assets, if any. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Segment Statements of Operations Data
Revenue
Enterprise/Commercial	$55,487	$40,369	$33,028	$28,341
Enterprise/State	13,372	21,632	3,177	65
Medicare	17,973	16,175	15,941	—
Private Exchange	9,015	6,403	6,180	1,220

Total Revenue	$95,847	$84,579	$58,326	$29,626

Gross Margin
Enterprise/Commercial	$23,715	$10,323	$(747)	$7,241
Enterprise/State	6,300	11,038	(1,121)	(784)
Medicare	10,651	9,451	7,839	—
Private Exchange	4,511	1,336	2,182	283

Total Gross Margin	$45,177	$32,148	$8,153	$6,740

Consolidated Balance Sheet Data

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$5,424	$28,252	$2,277	$1,476
Accounts receivable—net of allowances	10,792	12,128	20,935	6,183
Total Assets (1)	82,689	111,390	93,202	24,125
Deferred Revenue, total	52,578	73,737	87,855	40,070
Capital lease obligations, total	140	567	975	—
Current maturities of long-term debt	1,441	4,479	5,431	194
Long-term debt (1)	46,964	47,627	31,787	5,562
Total liabilities (1)	113,869	140,231	149,511	54,689
Total redeemable preferred stock	—	—	49,745	46,060
Common stock	22	22	1	1
Additional paid-in capital	101,546	96,365	9,013	12,059
Total Stockholders’ deficit	(31,180)	(28,841)	(106,054)	(76,624)

(1)	As of December 31, 2015, we early-adopted Accounting Standard No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company’s consolidated balance sheet is a reduction in Other Assets and Long-Term Debt of $954 and $1,031 as of December 31, 2014, and 2013, respectively. The adoption had no impact on the consolidated balance sheet as of December 31, 2012.

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

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$45,177	$32,148	$8,153	$6,740
Depreciation and amortization	3,846	3,892	3,739	711
Stock-based compensation expense	922	123	92	121

Adjusted Gross Margin	$49,945	$36,163	$11,984	$7,572

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(7,343)	$(10,160)	$(26,384)	$(16,756)
Depreciation and amortization	5,043	5,101	4,710	1,013
Interest expense	5,665	5,937	4,644	1,992
Other expense (income), net	140	(68)	—	—
Income tax benefit (provision)	51	33	(900)	(3)
Stock-based compensation expense	4,712	1,436	639	700
Change in fair value of contingent consideration	—	(951)	—	—

Total Net Adjustments	$15,611	$11,488	$9,093	$3,702

Adjusted EBITDA	$8,268	$1,328	$(17,291)	$(13,054)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our web-based solutions and related services primarily through our direct sales force. We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services. Software services fees paid to us from our Enterprise/Commercial customers are based on the size of the health plan for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to our Enterprise/State segment are based on the number of software solutions modules contracted to be used, for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years.

Our Enterprise/State software service and professional services fees are largely derived from multiple element contracts for non-hosted software solutions and related services for which we do not have vendor specific objective evidence, or VSOE, of relative fair value of the contractual elements. In addition, we derive ongoing production support revenues from separately contracted arrangements for which we do have VSOE. For purposes of presentation in management’s discussion and analysis, management classifies a portion of the overall arrangement fee as software services and professional services based on an evaluation of various available indicators of fair value, including relative contract value of the software and professional services elements to total contractual value, and applies judgment to reasonably classify the arrangement fee. Our classification of multiple element arrangement fees is for management’s discussion and analysis purposes only and does not affect the timing or amount of revenue recognized.

The amount of Enterprise/State revenue classified as perpetual software licenses within our software services revenue is less than 10% of consolidated revenue for the years ended December 31, 2015, 2014 and 2013.

Software services revenue accounted for approximately 67%, 75% and 68% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2015 revenue, some customers can terminate their contract for convenience upon written notice of between 30 and 60 days. These customers represented $20.2 million, or 22.5% of our Contracted Backlog balance as of December 31, 2015.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. In general, it takes from six to fifteen months to implement a new Enterprise/Commercial or Enterprise/State customer’s insurance distribution solution and from one to four months to implement a new Medicare or Private Exchange insurance distribution solution.

Professional services revenue accounted for approximately 30%, 21% and 24% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. The amount of our total Contracted Backlog for software services and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $89.7 million and $78.2 million as of December 31, 2015 and 2014, respectively. We fulfill Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of December 31, 2015 over a period of approximately four years.

The anticipated impact of the December 31, 2015 Contracted Backlog on each future year is as follows:

Year	Millions of Dollars
2016	$41.5
2017	20.1
2018	13.2
Thereafter	14.9

TOTAL	$89.7

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there were two and three customers in the years ended December 31, 2015 and 2014, respectively). We then calculate our Software

Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period.

For the years ended December 31, 2015, 2014 and 2013, our Software Revenue Retention Rate was in excess of 92%.

Adjusted Gross Margin and Adjusted EBITDA

Adjusted gross margin represents our gross margin before depreciation and amortization expense, as well as stock-based compensation expense. Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, represents net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible, and other long-lived assets, if any. Adjusted gross margin and adjusted EBITDA are not measures calculated in accordance with GAAP, or Generally Accepted Accounting Principles. Please refer to “Selected Consolidated Financial Data—Adjusted Gross Margin and Adjusted EBITDA” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted gross margin and adjusted EBITDA and reconciliations of adjusted gross margin to gross margin and adjusted EBITDA to net loss, the most comparable GAAP measurements, respectively, for the years ended December 31, 2015, 2014 and 2013.

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are contracted rates based on the number of software solutions modules being used for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 67%, 75% and 68% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. We derive the majority of our professional services revenue from the implementation of our customers onto our platform. In general, it takes from six to fifteen months to implement a new enterprise customer’s insurance distribution solution and from one to three months to implement a new Medicare or Private Exchange insurance distribution solution. Professional services revenue accounted for approximately 30%, 21% and 24% of our total revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

We also derive a small portion of other revenue from commissions earned on annual employee enrollments in which our health plan network and software solutions are used in connection with each enrollment.

For all contractual arrangements that include multiple elements, we allocate revenue from a customer contract to software services and professional services based on the type of multiple element arrangement. For instance, with respect to multiple-element arrangements containing hosted software, we identify each software and professional services unit of accounting based on the terms of the customer contract and allocate revenue to each unit of accounting based on the relative selling price of each deliverable. Revenue from each element is recognized as each element is delivered. Similarly, for multiple-element arrangements containing non-hosted software, during the periods reported we accounted for the entire arrangement as a single unit of accounting, because some or all of the deliverable elements did not have stand-alone value when the related contracts were executed. In these situations, all revenue has been deferred until delivery of the final element, at which time the contract value is recognized ratably over the longer of the contract or estimated period of customer benefit. For purposes of presentation in management’s discussion and analysis, management classifies a portion of the overall arrangement fee as software and professional services fees based on an evaluation of various available indicators of fair value, including relative contract value of the software and professional services elements to total contractual value, and applies judgment to reasonably classify the arrangement fee. Our classification of multiple element arrangement fees does not affect the timing or amount of revenue recognized.

We generally invoice our customers for software services in advance, in monthly, quarterly or annual installments. We typically invoice our Medicare and Private Exchange customers for implementation fees at the inception of the arrangement. We generally invoice our Enterprise/Commercial and Enterprise/State customers for implementation fees at various contractually defined times throughout the implementation process. Implementation fees that have been invoiced are initially recorded as deferred revenue until recognized.

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

Our cost of revenue is expensed as we incur the costs, with the exception of certain direct, incremental costs associated with new customer implementation efforts, which we defer. The related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the monthly subscription and recognized as revenue ratably over the longer of the related contract term or the estimated period of customer benefit. Therefore, certain costs incurred in providing these services can be expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our monthly subscription services due to the labor associated with providing implementation services.

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

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for administrative, finance and accounting, legal, information technology and human resource employees. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. Our general and administrative expenses have, and we expect that they will continue to, increase as a result of operating as a public company and include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses and costs associated with an enhanced investor relations function.

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

Our income tax (expense) benefit was not meaningful in the years ended December 31, 2015 and 2014. We recorded a net income tax benefit of approximately $0.9 million in the year ended December 31, 2013. The benefit in 2013 resulted primarily from a $1.2 million benefit realized related to the change in our estimate of the Company deferred tax assets, which, as a result of the January 2013 acquisition of DRX, we believe are more likely than not to be realized.

As a result of cumulative net operating losses, we have net operating loss carryforwards for federal income tax purposes of approximately $87.9 million as of December 31, 2015. State net operating loss carryforwards were approximately $56.5 million as of December 31, 2015. Our net operating losses will expire at various dates beginning in 2020, if not utilized. As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At December 31, 2015 we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Revenue	$95,847	$84,579	$58,326
Cost of Revenue (1)	50,670	52,431	50,173

Gross Margin	45,177	32,148	8,153

Operating Expenses:
Research and Development (1)	22,718	18,125	11,806
Sales and Marketing (1)	9,507	7,729	6,800
General and Administrative (1)	14,439	10,552	12,187

Total Operating Expenses	46,664	36,406	30,793

Loss from Operations	(1,487)	(4,258)	(22,640)

Other Expenses:
Interest Expense	5,665	5,937	4,644
Other Expense (Income), net	140	(68)	—

Loss before Income Taxes	(7,292)	(10,127)	(27,284)

Income Tax (Expense) Benefit	(51)	(33)	900

Net Loss	$(7,343)	$(10,160)	$(26,384)

Net loss per common share—basic and diluted	$(0.34)	$(10.27)	$(163.37)

Weighted Average Common Shares Outstanding—basic and diluted	21,813,407	1,362,109	184,051

Other Financial Data:
Adjusted gross margin (2)	49,945	36,163	11,984
Adjusted EBITDA (3)	8,268	1,328	(17,291)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cost of Revenue	$922	$123	$92
Research and Development	1,893	78	55
Sales and Marketing	1,379	32	34
General and Administrative	518	1,203	458

(2)	We define adjusted gross margin as gross margin before depreciation and amortization expense, as well as stock-based compensation expense. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted gross margin to gross margin, the most directly comparable financial measure calculated and presented in accordance with GAAP.
(3)	We defined adjusted EBITDA as net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible and long-lived assets, if any. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	52.9%	62.0%	86.0%

Gross Margin	47.1%	38.0%	14.0%

Operating Expenses:
Research and Development	23.7%	21.4%	20.2%
Sales and Marketing	9.9%	9.1%	11.7%
General and Administrative	15.1%	12.5%	20.9%

Total Operating Expenses	48.7%	43.0%	52.8%

Loss from Operations	(1.6%)	(5.0%)	(38.8%)

Other Expenses:
Interest Expense	5.9%	7.0%	8.0%
Other Expense (Income), net	0.1%	(0.1%)	0.0%

Loss before Income taxes	(7.6%)	(12.0%)	(46.8%)

Income Tax (Expense) Benefit	(0.1%)	0.0%	1.6%

Net Loss	(7.7%)	(12.0%)	(45.2%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$55,487	$40,369	$33,028
Enterprise/State	13,372	21,632	3,177
Medicare	17,973	16,175	15,941
Private Exchange	9,015	6,403	6,180

Total Revenue	$95,847	$84,579	$58,326

Gross Margin:
Enterprise/Commercial	$23,715	$10,323	$(747)
Enterprise/State	6,300	11,038	(1,121)
Medicare	10,651	9,451	7,839
Private Exchange	4,511	1,336	2,182

Total Gross Margin	$45,177	$32,148	$8,153

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$64,393	67.2%	$63,384	74.9%	$1,009	1.6%
Professional services	28,648	29.9%	17,557	20.8%	11,091	63.2%
Other	2,806	2.9%	3,638	4.3%	(832)	(22.9%)

Total revenue	$95,847	100.0%	$84,579	100.0%	$11,268	13.3%

The growth in software services revenue was primarily attributable to the year-over-year growth in customers implemented on our software solutions, offset by a $4.6 million year-over-year reduction in software services resulting from the completion of contractual relationships with two state exchange customers. The increase in professional services revenue was primarily attributable to the satisfaction of several Enterprise/Commercial customer obligations, along with the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two Enterprise/Commercial customers, offset by a $3.7 million year-over-year decline related to the previously mentioned state exchange customers.

Segment Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$55,487	57.9%	$40,369	47.7%	$15,118	37.4%
Enterprise/State	13,372	14.0%	21,632	25.6%	(8,260)	(38.2%)
Medicare	17,973	18.8%	16,175	19.1%	1,798	11.1%
Private Exchange	9,015	9.3%	6,403	7.6%	2,612	40.8%

Total Revenue	$95,847	100.0%	$84,579	100.0%	$11,268	13.3%

The growth in our Enterprise/Commercial revenue was primarily attributable to the year-over-year growth in customers implemented on our software solutions, the completion of more software services with existing customers, and the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two customers. The decrease in our Enterprise/State revenue was primarily attributable to the third quarter 2014 termination of a state exchange contract and the third quarter 2015 non-renewal of a state exchange customer, resulting in a reduction of subsequent software and professional services revenue. The growth in our Medicare revenue was primarily attributable to an increase in software services and professional services as a result of an increase in customers. The growth in our Private Exchange revenue was primarily attributable to a $2.6 million growth in software services revenue as a result of an increase in both customers and revenue per customer.

The Enterprise/State segment had one remaining state exchange customer at December 31, 2015, compared to three in the comparative year. As a result of the customer decline we anticipate future Enterprise/State revenue will be lower than prior periods.

Cost of Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$50,670	52.9%	$52,431	62.0%	($1,761)	-3.4%

The decrease in cost of revenue was primarily attributable to a $3.4 million decrease in professional fees to outside contractors, a $0.9 million decrease in salaries and personnel-related costs and a $1.8 million decrease in other costs primarily related to a decrease in outside call center, travel and facilities costs. Additionally, in the year ended December 31, 2015 we amortized an additional $5.4 million of previously deferred implementation costs, as compared to the year ended December 31, 2014, of which $2.6 million was accelerated amortization related to the two above-mentioned second quarter 2015 Enterprise/Commercial customer terminations. We also experienced a $1.0 million increase in capitalization of new customer deferred implementation costs compared to the year ended December 31, 2014.

Segment Gross Margin

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$23,715	42.7%	$10,323	25.6%	$13,392	129.7%
Enterprise/State	6,300	47.1%	11,038	51.0%	(4,738)	(42.9%)
Medicare	10,651	59.3%	9,451	58.4%	1,200	12.7%
Private Exchange	4,511	50.0%	1,336	20.9%	3,175	237.6%

Total Gross Margin	$45,177	47.1%	$32,148	38.0%	$13,029	40.5%

The Enterprise/Commercial gross margin increase consisted of a $15.1 million increase in revenue and $1.7 million increase in cost of revenue. The increase in revenue was primarily attributable to recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of remaining contractual obligations and $3.6 million second quarter 2015 accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers. The increase in cost of revenue was primarily attributable to a $6.9 million increase in the recognition of previously deferred costs related to software implementations, which is inclusive of $2.6 million of accelerated amortization related to the second quarter 2015 termination of our contractual relationship with the two Enterprise/Commercial customers, partially offset by a $4.5 million reduction in direct labor, outside contractor costs, and related travel following the completion of our efforts related to the October 1, 2013 ACA rollout and a $0.7 million reduction in deferred implementation cost capitalization and other expenses compared to the year ended December 31, 2014. Our Enterprise/Commercial gross margin included $0.4 million and $0.4 million, respectively, of depreciation and amortization for each of the years ended December 31, 2015 and 2014.

The Enterprise/State gross margin decrease consisted of a $8.3 million decrease in revenue and a corresponding $3.5 million decrease in cost of revenue. The decrease in revenue was primarily attributable to the third quarter 2014 termination of a state exchange contract and the third quarter 2015 non-renewal of a state exchange customer, resulting in a reduction of subsequent software and professional services revenue. The reduction in costs of revenue relate to staffing realignment efforts consistent with current and expected future needs of our Enterprise/State segment. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the years ended December 31, 2015 and 2014.

The Medicare gross margin increase consisted of a $1.8 million increase in revenue and $0.6 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to personnel-related cost increases to support current and anticipated growth in this segment. Our Medicare gross margin included $2.5 million of depreciation and amortization for each of the years ended December 31, 2015 and 2014.

The Private Exchange gross margin increase consisted of a $2.6 million increase in revenue and $0.6 million decrease in cost of revenue. The decrease in cost of revenue was primarily attributable to a $1.3 million one-time gain on extinguishment of a vendor obligation offset by a $0.7 million increase in personnel-related and other costs to support current and anticipated customer growth in this segment. Our Private Exchange gross margin included $0.9 million and $0.8 million of depreciation and amortization in the years ended December 31, 2015 and 2014, respectively.

Research and Development

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$22,718	23.7%	$18,125	21.4%	$4,593	25.3%

The increase in research and development expense was primarily attributable to a $3.5 million increase in salaries and personnel-related costs, due to additional research and development efforts. Additionally, we experienced a $1.1 million increase in engineering consulting fees and other expenses for product development.

The increased research and development spending during the year ended December 31, 2015, was a continuation of our efforts to invest in a common software platform intended to reduce future software implementation and maintenance costs and increase margins. We expect these efforts will benefit our Enterprise Commercial and Private Exchange segments. Additionally, we continued development of new software solutions intended to take advantage of opportunities within our customer base and the emerging private exchange market.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of revenue.

Sales and Marketing

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$9,507	9.9%	$7,729	9.1%	$1,778	23.0%

The increase in sales and marketing expense was primarily attributable to a $1.2 million increase in salaries and personnel-related costs due to hiring of additional sales employees and a $0.6 million increase in other expenses, of which $0.2 million was attributed to our 2015 Client Forum event.

General and Administrative

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$14,439	15.1%	$10,552	12.5%	$3,887	36.8%

The increase in general and administrative expense was primarily attributable to $2.2 million of incremental costs associated with being a public company and $0.3 million related to the 2015 transition of chief executive officer responsibilities. Additionally, the 2014 comparative period includes a $1.0 million benefit recorded related to the decrease in fair value of the DestinationRx contingent acquisition consideration and a $0.4 million benefit from the settlement of a number of sales and use tax contingencies, which were both recorded in the fourth quarter of 2014. While we expect our general and administrative expenses will grow as our business grows, we believe such expenses as a percent of revenue will decline.

Interest Expense

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$5,665	5.9%	$5,937	7.0%	($272)	(4.6%)

The decrease in interest expense was primarily attributable to a decrease in average borrowings outstanding and a lower weighted average cost of debt on our outstanding borrowings during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

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

For all arrangements that include multiple elements, the allocation of revenue from a customer contract to software services and professional services is based on the type of multiple-element arrangement. For multiple-element arrangements containing hosted software, we identify each software and professional services unit of accounting based on the terms of the customer contract and allocate revenue to each unit of accounting based on the relative selling price of each deliverable. Revenue from each element is recognized as each element is delivered. For multiple-element arrangements containing non-hosted software, during the periods reported we accounted for the entire arrangement as a single unit of accounting, because some or all of the deliverable elements did not have stand-alone value when the related contracts were executed. In these situations, all revenue has been deferred until delivery of the final element, at which time the contract value is recognized ratably over the longer of the contract or estimated period of customer benefit. Less than 30% of our consolidated revenues in each of the periods ended December 31, 2014 and December 31, 2013 had multiple-element arrangements containing non-hosted software.

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

The growth in our Enterprise/Commercial revenue was primarily attributable to an $8.5 million increase in our software services revenue driven by an increase in the number of health plan customers using our platform as of December 31, 2014, as compared to December 31, 2013, offset by a $1.1 million decrease in professional services revenue. The growth in our Enterprise/State revenue was primarily attributable to an increase of $9.4 million in software services revenue, and a $4.2 million increase in professional services revenue, driven primarily by revenue recognized from new customer implementations completed in the fourth quarter of 2013, along with $4.9 million of accelerated revenue recognition related to a termination of a state exchange contract in the third quarter of 2014. The growth in our Medicare and Private Exchange revenue was primarily attributable to a $2.8 million increase in software services revenue driven by an increase in the number of health plan and broker customers using our platform as of December 31, 2014 as compared to December 31, 2013, offset by a $1.5 million decrease in professional services revenue and $0.8 million in other revenue.

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

Enterprise/Commercial gross margin increased by $11.1 million and was driven primarily by a $7.3 million increase in Enterprise/Commercial revenue, and a $3.7 million decrease in Enterprise/Commercial cost of revenue. The increase in revenue is primarily attributable to recognition of previously deferred revenue on software that is implemented, which increased due to new health plan customer implementations completed in 2014 along with a full years’ revenue on those implementations completed in the fourth quarter of 2013. Our Enterprise/Commercial gross margin included $0.4 million and $0.5 million of depreciation and amortization for each of the years ended December 31, 2014 and 2013, respectively.

Enterprise/State gross margin increased by $12.2 million and was driven primarily by a $18.5 million increase in Enterprise/State revenue, partially offset by a $6.3 million increase in Enterprise/State cost of revenue. The increase in cost of revenue is primarily attributable to amortization of previously deferred implementation costs related to new customer implementations that were completed in the fourth quarter of 2013 and throughout 2014, along with $0.7 million of accelerated deferred cost amortization related to the termination of a state exchange contract in the third quarter of 2014. Our Enterprise/State gross margin included $0.1 million in depreciation and amortization for each of the years ended December 31, 2014 and 2013.

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

The negative gross margins recorded in the Enterprise/Commercial and Enterprise/State reportable segments during the year ended December 31, 2013 were primarily caused by the amount of indirect labor and overhead in cost of revenue that indirectly support future revenue, but which may not be deferred and capitalized to “deferred implementation costs” on our consolidated balance sheet. Specifically, in both reportable segments, the Company experienced a significant level of new customer implementation activity (more than 30 software implementations during the period reported). The Company deferred the corresponding implementation services revenue and direct costs associated with those implementations, but expensed the associated indirect labor and overhead in cost of revenue. As the Enterprise/Commercial and Enterprise/State software implementations were completed during the fourth quarter of 2013 and the first quarter of 2014, the Company started amortizing the deferred revenue and related deferred implementation costs associated with these implementations. The transition from a period of implementing software with no revenue to a period of customer software usage and revenue recognition is a key driver of the change from the negative gross margins recorded in the Enterprise/Commercial and Enterprise/State reportable segments during the year ended December 31, 2013 to positive gross margins in the year ended December 31, 2014.

Research and Development

	Year Ended December 31,
	2014		2013		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$18,125	21.4%	$11,806	20.2%	$6,319	53.5%

The increase in research and development expense was primarily attributable to a $4.2 million increase in salaries and personnel-related costs, due to additional research and development headcount. Additionally, we experienced a $1.1 million increase in engineering consulting fees for assistance in product development and $1.0 million related primarily to increases in facilities and travel costs driven by an increase in headcount.

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

The decrease in general and administrative expense was primarily attributable to a $1.0 million benefit recorded in the fourth quarter of 2014 related to the decrease in fair value of the DestinationRx contingent acquisition consideration, a $0.7 million decrease in consulting and professional fees directly related to the 2013 acquisition and integration of DRX into our business and a $0.4 million benefit from the settlement of a number of sales and use tax contingencies in the fourth quarter of 2014, partially offset by a $0.5 million increase in other expenses. While we expect our general and administrative expenses will grow as our business grows, we believe such expenses as a percent of revenue will decline.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

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

Revenue Recognition and Deferred Revenue

We derive our revenue primarily from the following sources: (a) the sale, implementation and ongoing support of our insurance distribution solutions; (b) fees from brokers for the right to access our multi-payer quoting platform; (c) our Medicare.gov contract, which was a cost-plus-fixed-fee contract through the fourth quarter of 2015; and (d) commissions earned on annual employee enrollments in which our health plan network and software solutions are used in connection with each enrollment. In all contractual arrangements, we determine whether persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable, and collection is probable. If any of these criteria are not met, the Company does not recognize revenue until all of the criteria are met.

We have multiple sources of revenue, which fall under different sets of revenue recognition rules including accounting for revenue under hosted and non-hosted arrangements and percentage of completion accounting. The determination of whether the contract meets the definition of software and the corresponding separability of the elements and fair value assessments require judgment.

We recognize revenue for upfront license and implementation fees over the longer of the term of the customer agreement or the estimated period of customer benefit based on various factors including, but not limited to, contract terms, contract extensions and renewals, customer attrition, the nature and pace of technology advancements and obsolescence, and the anticipated impact of demand, competition, and other regulatory and economic factors.

Most of our deferred revenue relates to professional services performed for our Enterprise/Commercial and Enterprise/State customers, which require a more extensive and lengthy implementation. We expect to continue to evaluate the term over which our Enterprise/Commercial implementation fee revenue is recognized as we gain more experience with customer contract renewals.

At December 31, 2015, deferred revenue related to the Enterprise/Commercial segment was $39.1 million and is being recognized in our statements of operations over a weighted average period of approximately three years. If the weighted average period had been increased by one year to four years, the Enterprise/Commercial revenue for the year ended December 31, 2015 would have decreased by approximately $5.0 million.

At December 31, 2015, deferred revenue related to the single Enterprise/State customer was approximately $4.5 million and is being recognized in our statement of operations over a remaining period of approximately 1.5 years.

Deferred Implementation Costs

We capitalize certain direct, incremental costs associated with new customer implementation efforts, and we account for those costs as deferred implementation costs, to the extent that they are deemed recoverable. We had $24.6 million of deferred implementation costs recorded as of December 31, 2015 and 2014, respectively. Deferred implementation costs are amortized consistent with the recognition of deferred revenue. The deferred implementation cost balance is subject to periodic impairment evaluation to determine recoverability of the asset. At every reporting period, we evaluate the recoverability of the deferred implementation costs, factoring in the remaining implementation schedule, estimated cost to complete the implementation effort and the probability of revenue in excess of deferred costs capitalized.

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

We have three reporting units with goodwill, Enterprise/Commercial, Medicare, and Private Exchange; the Enterprise/Commercial, Medicare, and Private Exchange reporting units have $7.7 million, $14.7 million, and $4.3 million of goodwill, respectively, as of December 31, 2015. To determine the fair value of our reporting units, we primarily use a discounted cash flow analysis which requires significant assumptions and estimates about future operations. Significant judgments inherent in this discounted cash flow analysis include the expected revenue growth and operating margins and the determination of an appropriate discount rate. Each reporting unit had greater than $1.3 million excess fair value over carrying value as of our last assessment.

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

Liquidity and Capital Resources

Sources of Liquidity

We fund our operations primarily through cash from operating activities and bank and subordinated debt borrowings. As of December 31, 2015, we have cash and cash equivalents of $5.4 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

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

Senior Credit Facility

On January 15, 2013, we entered into a bank credit facility to provide for short-term working capital and long-term investment needs, or the Credit Facility. The Credit Facility initially provided for $22.5 million of term loans, or Senior Term Loans, and $5.0 million of revolving credit, or the Senior Revolving Credit Facility, through January 15, 2018, or the Maturity Date. The Senior Term Loans require quarterly principal payments of $0.3 million commencing on March 31, 2013, with the unpaid principal balance payable in full on the Maturity Date. On March 12, 2014, we amended the Credit Facility to, among other things, increase the Senior Revolving Credit Facility by $5.0 million to $10.0 million.

The Senior Term Loans accrue interest at a rate based on the London Interbank Offered Rate, or LIBOR, plus a LIBOR margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. As of December 31, 2015, the interest rates on the outstanding Senior Term Loans and Senior Revolving Credit Facility advances were 5.9% to 8.0%.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. During the year ended December 31, 2015, we amended the Credit Facility to establish the 2015 and 2016 financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant increases from $3.5 million for the measurement period ending March 31, 2015 to $8.5 million for the year ending December 31, 2015, and ranges from $5.9 million to $9.5 million for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $7.5 million as of December 31, 2015, $5.0 million until June 30, 2016, and $7.5 million subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of December 31, 2015, we were in compliance with financial covenants, and we expect to be in compliance with the 2016 financial covenants.

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

Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR margin, and is payable monthly. As of December 31, 2015, the rate was 12.0% and the outstanding balance, net of OID, was $29.6 million.

During the year ended December 31, 2015, we amended the THL Note to establish 2015 and 2016 financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant increases from $2.6 million for the measurement period ending March 31, 2015 to $7.7 million for the year ending December 31, 2015, and ranges from $5.3 million to $8.6 million for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $6.8 million as of December 31, 2015, $4.5 million until June 30, 2016, $6.8 million until September 30, 2016, and $9.0 million subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio in excess of 1.25:1.00 for two consecutive quarters. As of December 31, 2015, we were in compliance with our financial covenants, and we expect to be in compliance with the 2016 financial covenants.

On January 15, 2013, we entered into a subordinated promissory note with the sellers of DRX, or the DRX Seller Note. The DRX Seller Note accrued interest at a rate of 8.0% payable upon the January 15, 2015 maturity date. In 2015, the Company repaid the DRX Seller Note and accrued interest.

The following table summarizes the principal balances of our outstanding borrowings as of December 31, 2015:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$316
Credit Facility: Term loans	19,125
Subordinated loans	30,000

$49,441

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

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, approximately $49.4 million of our outstanding borrowings would become immediately payable, which could adversely affect our financial condition.

Dividends on Preferred Stock

In connection with the completion of our initial public offering, all then outstanding Series A and B preferred stock were converted into common stock on a three-for-one basis, and $9.0 million of accrued dividends were paid in cash.

Cash Flows

Our cash flows were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Net cash flows (used in) provided by:
Operating activities	$(16,192)	$(20,253)	$1,702
Investing activities	(1,317)	(837)	(27,096)
Financing activities	(5,319)	47,065	26,195

Net (decrease) increase in cash and cash equivalents	$(22,828)	$25,975	$801

Operating Activities

For the year ended December 31, 2015, our net cash and cash equivalents used in operating activities of $16.2 million consisted of a net loss of $7.3 million and $19.4 million of cash used by changes in working capital, offset by $10.6 million in adjustments for non-cash items. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in deferred revenue of $21.2 million. The decrease in deferred revenue was a result of recognizing previously deferred upfront fees which are recognized as revenue ratably over the longer of the estimated period of customer benefit or contract, beginning once the software services have commenced.

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

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $1.3 million, for the purchase of property and equipment. For the year ended December 31, 2014, net cash used in investing activities was $0.8 million, for the purchase of property and equipment. Net cash used in investing activities totaled $27.1 million for the year ended December 31, 2013. We spent $25.9 million on the acquisition of DRX, net of cash acquired. In addition, we spent $1.2 million to purchase property and equipment.

Financing Activities

Net cash used in financing activities totaled $5.3 million for 2015, consisting of $4.8 million in repayments of debt and capital lease obligations, $0.7 million in payments of offering costs related to our December 2014 IPO, offset by $0.3 million in net proceeds from employee stock option transactions.

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

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalent balances, cash generated from operations, and the availability on our revolving line of credit on our Credit Facility will be sufficient to meet our anticipated cash requirements through at least the next 12 months, including expected capital expenditure requirements of approximately $1.0 million to $2.0 million. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment, purchase commitments for our co-location and other support services. The following table summarizes these contractual obligations as of December 31, 2015. Future events could cause actual payments to differ from these estimates.

Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt—Revolving line of credit
Principal (1)	$316	$316	$—	$—	$—
Interest (2)	1	1	—	—	—
Long-term debt—Other senior and subordinated
Principal	49,125	1,125	48,000	—	—
Interest (2)	11,322	4,698	6,624	—	—
Operating lease obligations	10,056	1,746	2,892	2,221	3,197
Capital lease obligations	161	126	35	—	—

Total	$70,981	$8,012	$57,551	$2,221	$3,197

(1)	Repayment of the revolving line of credit is due at end of the term in January 2018. Early repayment is allowed and the revolving line of credit and interest was repaid subsequent to year end.
(2)	Includes estimated interest payments based on contractual rates as of December 31, 2015.

Recent Development

On March 11, 2016, we entered into an Investment Agreement with certain accredited investors, or the Investors, including funds affiliated with one of our directors, pursuant to which we agreed to issue an aggregate of 52,000 shares of our newly-authorized Series A Convertible Preferred Stock at a price per share of $1,000.00, in a private placement transaction, or the Private Placement, in reliance on the exemption afforded by Section 4(a)(2) under the Securities Act of 1933, or the Securities Act, and Regulation D promulgated under the Securities Act. The closing of the offering is subject to customary closing conditions and approval of our stockholders at our annual meeting, and is expected to occur at the end of April 2016. If the closing has not occurred on or before June 30, 2016, the Investment Agreement may be terminated by us or the Investors. In addition, the agreement may be terminated by mutual written agreement or upon uncured material breach. See Note 15 to our consolidated financial statements for additional information relating to the financing.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had standby letters of credit totaling $0.2 million as security for rented office space.

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

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act and (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, bear interest at rates that are variable. Borrowings under the THL Corporate Finance, Inc. subordinated promissory note bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of December 31, 2015, we had total borrowings of $49.4 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings as of December 31, 2015. Any debt we incur in the future may also bear interest at variable rates. Borrowings outstanding under our other credit arrangements are not subject to interest rate risk because they bear interest at fixed rates.

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

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-27 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. Because we are an emerging growth company, we are exempt from the requirements of auditor attestation reports on the effectiveness of our internal control over financial reporting. We will continue to be exempt until we no longer qualify as an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

Date: March 15, 2016

CONNECTURE, INC.

By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffery A. Surges and James P. Purko, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Jeffery A. Surges Jeffery A. Surges	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2016

/s/ James P. Purko James P. Purko	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016

/s/ Robert Douglas Schneider Robert Douglas Schneider	President and Chief Product Officer and Director	March 15, 2016

/s/ David A. Jones, Jr. David A. Jones, Jr.	Chairman of the Board of Directors	March 15, 2016

/s/ A. John Ansay A. John Ansay	Director	March 15, 2016

/s/ Vickie L. Capps Vickie L. Capps	Director	March 15, 2016

/s/ Paul Kusserow Paul Kusserow	Director	March 15, 2016

/s/ Russell S. Thomas Russell S. Thomas	Director	March 15, 2016

/s/ Alan J. Ying Alan J. Ying	Director	March 15, 2016

/s/ Brett S.Carlson Brett S. Carlson	Director	March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Connecture, Inc. and Subsidiaries

Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of Connecture, Inc. and Subsidiaries (the “Company”), as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 15, 2016

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2015 AND 2014

(In thousands, except share and per share information)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,424	$28,252
Accounts receivable—net of allowances of $0 and $246 at 2015 and 2014, respectively	10,792	12,128
Prepaid expenses and other current assets	652	1,557

Total current assets	16,868	41,937
PROPERTY AND EQUIPMENT—Net	2,109	1,892
GOODWILL	26,779	26,779
OTHER INTANGIBLE ASSETS—Net	11,392	15,350
DEFERRED IMPLEMENTATION COSTS	24,565	24,552
OTHER ASSETS	976	880

TOTAL ASSETS	$82,689	$111,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$6,853	$5,737
Accrued payroll and related liabilities	3,560	3,880
Other liabilities	2,188	4,373
Current maturities of debt	1,441	4,479
Deferred revenue	34,049	42,578

Total current liabilities	48,091	61,047
DEFERRED REVENUE	18,529	31,159
DEFERRED TAX LIABILITY	23	19
LONG-TERM DEBT	46,964	47,627
OTHER LONG-TERM LIABILITIES	262	379

Total liabilities	113,869	140,231

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of December 31, 2015 and 2014, and 22,063,357 and 21,689,223 shares issued and outstanding as of December 31, 2015 and 2014, respectively	22	22
Additional paid-in capital	101,546	96,365
Accumulated deficit	(132,571)	(125,228)
Treasury stock, at cost	(177)	—

Total stockholders’ deficit	(31,180)	(28,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,689	$111,390

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR

THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share information)

	2015	2014	2013
REVENUE	$95,847	$84,579	$58,326

COST OF REVENUE	50,670	52,431	50,173

GROSS MARGIN	45,177	32,148	8,153

OPERATING EXPENSES:
Research and development	22,718	18,125	11,806
Sales and marketing	9,507	7,729	6,800
General and administrative	14,439	10,552	12,187

Total operating expenses	46,664	36,406	30,793

LOSS FROM OPERATIONS	(1,487)	(4,258)	(22,640)

OTHER EXPENSES:
Interest expense	5,665	5,937	4,644
Other expense (income), net	140	(68)	0

Total other expense	5,805	5,869	4,644

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(7,292)	(10,127)	(27,284)

(PROVISION) BENEFIT FOR INCOME TAXES	(51)	(33)	900

NET LOSS	$(7,343)	$(10,160)	$(26,384)

COMPREHENSIVE LOSS	$(7,343)	$(10,160)	$(26,384)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.34)	$(10.27)	$(163.37)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	21,813,407	1,362,109	184,051

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED

DECEMBER 31, 2015, 2014 AND 2013

(In thousands, except share and per share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCES—January 1, 2013	184,051	$1	$12,059	$—	$(88,684)	$(76,624)
Preferred Stock dividends, Series A and Series B Preferred Stock	—	—	(3,685)	—	—	(3,685)
Stock-based compensation expense	—	—	639	—	—	639
Net loss	—	—	—	—	(26,384)	(26,384)

BALANCES—December 31, 2013	184,051	$1	$9,013	$—	$(115,068)	$(106,054)

Preferred Stock dividends, Series A and Series B Preferred Stock	—	—	(3,830)	—	—	(3,830)
Stock-based compensation expense	—	—	1,436	—	—	1,436
Exercise of stock options	8,633	—	16	—	—	16
Conversion of redeemable convertible preferred stock	14,861,539	15	44,569	—	—	44,584
Initial public offering, net of issuance costs	6,635,000	6	45,161	—	—	45,167
Net loss	—	—	—	—	(10,160)	(10,160)

BALANCES—December 31, 2014	21,689,223	$22	$96,365	$—	$(125,228)	$(28,841)

Stock-based compensation expense			4,712			4,712
Exercise of stock options and issuance of other stock awards	424,283		469			469
Treasury stock acquired	(50,149)	—	—	(177)	—	(177)
Net loss	—	—	—	—	(7,343)	(7,343)

BALANCES—December 31, 2015	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2015, 2014 AND 2013

(Dollars in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,343)	$(10,160)	$(26,384)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,043	5,101	4,710
Bad debt expense	45	25	25
Stock-based compensation expense	4,712	1,436	639
Deferred tax expense (benefit)	4	4	(1,197)
Interest accretion on financing obligations	921	1,983	2,474
Change in fair value of contingent consideration	—	(951)	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	1,291	8,782	(11,340)
Prepaid expenses and other assets	757	(495)	(989)
Deferred implementation costs	(13)	(4,653)	(15,403)
Accounts payable	1,856	(3,463)	5,573
Accrued expenses and other liabilities	(2,306)	(3,744)	1,754
Deferred revenue	(21,159)	(14,118)	41,840

Net cash (used in) provided by operating activities	(16,192)	(20,253)	1,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,317)	(837)	(1,217)
Business acquisition, net of cash acquired	—	—	(25,879)

Net cash (used in) investing activities	(1,317)	(837)	(27,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	12,030	7,626
Repayments under revolving line of credit	(340)	(16,791)	(4,517)
Borrowings of term debt	—	20,767	32,300
Repayments of term debt	(4,025)	(2,375)	(7,319)
Payment of capital lease obligations	(418)	(489)	(463)
Financing fees paid	(103)	(715)	(1,182)
Payment of deferred business acquisition purchase price	—	(2,294)	—
Proceeds from initial public offering, net of issuance costs	(725)	45,907	—
Dividends paid	—	(8,991)	—
Repurchase of warrants	—	—	(250)
Proceeds from stock option exercises	469	16	—
Purchase of treasury stock	(177)	—	—

Net cash (used in) provided by financing activities	(5,319)	47,065	26,195

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,828)	25,975	801
CASH AND CASH EQUIVALENTS—Beginning of year	28,252	2,277	1,476

CASH AND CASH EQUIVALENTS—End of year	$5,424	$28,252	$2,277

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,721	$5,627	$2,020

Cash paid for income taxes	$15	$245	$53

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$—	$15	$—

Direct issuance costs in accounts payable	$—	$740	$—

Accrued preferred stock dividends	$—	$—	$3,685

Acquisition consideration	$—	$—	$6,309

Capital leases entered into	$—	$103	$1,232

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Initial Public Offering—In December 2014, the Company completed an initial public offering (“IPO”) in which it issued and sold 6,635,000 shares of its common stock at a public offering price of $8.00 per share. The Company received net proceeds of $45,167 after deducting underwriting discounts and commissions of $3,716 and other direct offering expenses of $4,197. Upon closing of the IPO, all shares of the Company’s then-outstanding Series A and Series B convertible preferred stock were converted, on a three for one basis, into 14,861,539 shares of $0.001 par value common stock and the Company paid $8,991 of dividends to the holders.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits as of December 31, 2015 approximated $5,200.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for potential impairment when impairment indicators exist. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of an asset may not be recovered. The Company had no impairments during the years ended December 31, 2015, 2014 and 2013.

Intangible Assets—Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. The Company had no impairments of intangible assets during the years ended December 31, 2015, 2014 and 2013.

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

No impairment was identified in the years ended December 31, 2015, 2014 and 2013.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of and for the years ended December 31, 2015 and 2014, the Company had the following customers that accounted for 10% or more of total revenue and/or total accounts receivables.

	2015		2014
Customers	Revenue	Accounts Receivable	Revenue	Accounts Receivable
A	1.3%	0.0%	11.8%	0.0%
B	8.2%	1.1%	8.6%	15.2%

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2015, 2014, and 2013, approximated $502, $560 and $368, respectively.

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

Level 3—Valuation based on inputs that are unobservable and reflect management’s best estimate of what market participants would use as fair value. The Company’s only Level 3 financial instrument was the DRX acquisition contingent consideration settled in the year ended December 31, 2014 (See Note 4).

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

Hosted arrangement revenue is recognized as follows by revenue element:

•	Software usage fees and hosting fees—Recognized ratably over the longer of the customer contract or estimated period of customer benefit based on facts and circumstances of each relationship.

•	Professional services for new customer software solution implementation—Initially deferred and recognized ratably from completion of implementation through the longer of the customer contract or estimated period of customer benefit based on facts and circumstances of each relationship.

•	Professional services for modifications to existing customer software solutions—Initially deferred and then recognized in the period services are completed.

•	Production support fees—Recognized as the work is performed consistent with the contractual terms of the production support.

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of December 31, 2015 the Company has a non-hosted arrangement with one remaining Enterprise/State customer.

b) Broker Multi-Payer Quoting Platform Fees

The Company provides an online quoting platform service to insurance brokers through its Private Exchange segment. The Company charges the brokers a monthly fee for access to the service. Revenue from the access fees is recognized in the period that the service is provided.

c) Government Cost-Plus-Fixed-Fee

The Company used a percentage-of-completion method of accounting for its federal government contract in its Medicare segment prior to the fourth quarter of 2015. Under percentage-of-completion, the costs incurred to date had been compared to total estimated project costs and revenue was recognized in proportion to costs incurred. In the fourth quarter of 2015, the contract was renewed as a fixed fee contract and is accounted for as a multiple element arrangement.

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

Deferred Implementation Costs—The Company’s accounting policy is to capitalize direct, incremental employee labor and fringe benefits along with third-party independent contractor costs related to implementing new customer software solutions, to the extent that they are deemed recoverable. Deferred implementation costs as of December 31, 2015, and 2014 are $24,565 and $24,552, respectively, with the increases for new customer implementations, offset by current period amortization on installed customer solutions. Deferred implementation costs are amortized over the respective term of the related customer contract arrangement consistent with the recognition of deferred revenue.

Stock-Based Compensation—The Company applies a fair-value based measurement method in accounting for stock-based payment transactions. Compensation cost is determined based on the grant-date fair value for stock options and performance-based restricted stock units and the grant-date closing market value for time-vested restricted stock units. Compensation cost is amortized on a straight-line basis over the vesting period for time-based awards and over the derived service period for performance-based restricted stock units.

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the years ending December 31, 2015, 2014 and 2013.

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

Basic and Diluted Net Loss Per Common Share—Prior the Company’s December 2014 IPO, the Company had issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company and therefore the Company used the two-class method to compute net loss per common share. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of each series of the Company’s redeemable convertible preferred stock were entitled to participate in distributions, when and if declared by the board of directors, that were made to common stockholders, and as a result were considered participating securities.

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

Due to net losses for the years ended December 31, 2015, 2014, and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company in the fiscal year ended December 31, 2018 and interim periods in 2019; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The provisions of this update are effective as of January 1, 2016, with early adoption permitted. In August 2015, the FASB additionally issued ASU 2015-15, Interest—Imputation of Interest, which allowed the same treatment for issuance costs associated with line of credit arrangements. The guidance is required to be applied retrospectively across all prior periods presented. The Company has adopted the provisions of the statement early. The following is a reconciliation of the effect of this reclassification on the Company’s consolidated balance sheet for the year ended December 31, 2014:

	As Previously Reported	Adjustments	As Revised
Other Assets	$1,834	$(954)	$880
Total Assets	112,344	(954)	111,390
Long-term Debt	48,581	(954)	47,627
Total Liabilities and Stockholders’ Deficit	112,344	(954)	111,390

In May 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies a customer accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Assuming the Company remains an EGC, the provisions of this update are effective for the fiscal year ended December 31, 2016 and interim periods in 2017, and are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which requires that deferred income tax assets and liabilities all be categorized as noncurrent on the balance sheet statement. This simplifies the current practice of separating deferred income tax assets and liabilities into current or noncurrent categories, based on the classification of the related asset or liability for financial reporting, or according to the expected reversal date of the temporary difference if the deferred tax asset or liability is not related to an asset or liability. The amendments can be applied either prospectively or retrospectively to all periods presented. The provisions of this update are effective for the fiscal year ended December 31, 2018 and interim periods in 2019, with early adoption permitted. The Company has adopted the provisions of this statement early. There is no impact on the balance sheet for the years ended December 31, 2015 and 2014 as the Company has a full valuation allowance offsetting the Company’s net deferred tax assets.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are expected to be effective for the Company beginning in the first quarter of 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting the provisions of this update on the Company’s consolidated financial statements.

3. NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	—	14,047,208	14,861,539
Restricted Stock Units	53,454	—	—
Stock options	1,069,243	1,373,895	576,809
Warrant to purchase common stock	—	—	132,095

Total anti-dilutive common share equivalents	1,122,697	15,421,103	15,570,443

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(7,343)	$(10,160)	$(26,384)
Less: Preferred stock dividends	—	3,830	3,685

Net loss attributable to common stock	$(7,343)	$(13,990)	$(30,069)

Denominator:
Weighted-average common shares outstanding, basic and diluted	21,813,407	1,362,109	184,051

Net loss per common share, basic and diluted	$(0.34)	$(10.27)	$(163.37)

4. DRX ACQUISITION

On January 15, 2013, the Company completed the stock acquisition of DRX, for a cash purchase price of $27,000 plus a $3,000 note payable to sellers (subject to adjustment), a $1,000 deferred cash purchase price, and contingent consideration of up to $3,000.

The contingent consideration consisted of two annual earn-out payments based on actual 2013 and 2014 DRX revenue exceeding contractual targets. The following is the change in the total recorded contingent consideration during the year ended December 31:

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

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2015	2014
Furniture and fixtures	$729	$729
Computer equipment	4,224	3,134
Leasehold improvements	590	443

Property and equipment—gross	5,543	4,306
Accumulated depreciation	(3,434)	(2,414)

Property and equipment—net	$2,109	$1,892

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1,020, $964 and $852, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of December 31, 2015 or 2014.

Balance as of December 31	Total	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange
2014	26,779	7,732	—	14,711	4,336
2015	26,779	7,732	—	14,711	4,336

Other Intangible Assets—Other intangible assets consist of the following as of December 31, 2015:

	Useful Lives— In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(2,346)	$4,952
Covenants not to complete	2.5-5	800	(798)	2
Acquired Technology	3-5	11,792	(7,566)	4,226
Trademarks	10	2,800	(828)	1,972
Software	3	1,764	(1,524)	240

		$24,454	$(13,062)	$11,392

Other intangible assets consist of the following as of December 31, 2014:

	Useful Lives— In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(1,625)	$5,673
Covenants not to complete	2.5-5	800	(627)	173
Acquired Technology	3-5	11,792	(5,266)	6,526
Trademarks	10	2,800	(548)	2,252
Software	3	1,699	(973)	726

		$24,389	$(9,039)	$15,350

Amortization expense for the years ended December 31, 2015, 2014, and 2013, was $4,023, $4,137, and $3,858, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
2016	$3,279
2017	3,092
2018	1,092
2019	1,000
2020	1,000
thereafter	1,929

Total future amortization expense	$11,392

7. COMMITMENTS AND CONTINGENCIES

Capital Leases—As of December 31, 2015 and 2014, capital lease obligations consisted of the following:

	2015	2014
7.98% lease obligation on ERP software, expiring July 2016, payable in variable monthly installments	$43	$411
Various lease obligations on computer equipment and office furniture, expiring April 2017, payable in fixed monthly installments bearing interest of 3.7% to 11.8%	97	156

Total	140	567
Less current maturities	(107)	(418)

Long-term portion	$33	$149

Future minimum capital lease payments are as follows:

Years Ended December 31	Amount
2016	$126
2017	35

161
Less amount representing interest	(21)

Total	$140

The Company’s most significant capital lease relates to the lease of the Company’s enterprise resource planning, or ERP, software. The leased software asset is included in other intangible assets—net, in the accompanying December 31, 2015 and 2014 consolidated balance sheet as follows:

	2015	2014
ERP Software	$1,232	$1,232
Less accumulated amortization	(1,164)	(753)

Total	$68	$479

Amortization of the software asset under capital lease totaled $411 for the years ended December 31, 2015 and 2014, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

In addition to the accounting software capital lease obligation the Company is separately contracted with third-parties for maintenance and hosting obligations of approximately $30 per month through September 2017. The monthly maintenance and hosting obligations are cancellable for an immaterial amount, with customary advance notice to the maintenance and hosting vendors.

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the years ended December 31, 2015, 2014 and 2013, was approximately $1,746, $1,587 and $1,439, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year are as follows:

Years Ended December 31	Amount
2016	$1,512
2017	1,380
2018	1,108
2019	1,113
2020	650
Thereafter	2,547

Total minimum lease payments	$8,310

The leases provide for escalating rent over the term of the leases. The rent costs associated with such leases are aggregated and recognized on a straight-line basis over the lease term. The difference between the monthly rent payment and the straight-line rent requires an accrual of rent to be recognized and then amortized over the term of the lease. Accrued straight-line rent as of December 31, 2015 and 2014 amounted to approximately $256 and $267, respectively, and is included in other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 as of December 31, 2015 and 2014.

Deposits—From time to time the Company has been required to remit security deposits as a condition of certain of its office leases. The deposits are included in other assets on the balance sheet and amount to $710 as of December 31, 2015 and 2014, respectively.

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

8. DEBT

Debt consisted of the following as of December 31:

	2015	2014
Senior term loans	$19,125	$20,250
Senior revolving credit facility	316	354
Subordinated loans	30,000	33,000

	49,441	53,604
Less: original issue discounts and deferred financing costs	(1,036)	(1,498)
Less: current maturities of debt	(1,441)	(4,479)

Long-term debt	$46,964	$47,627

Senior Debt—On January 15, 2013, the Company entered into a bank credit facility to provide for short-term working capital and long-term investment needs (the “Credit Facility” as amended and restated from time-to-time). The Credit Facility is collateralized by all of the Company’s assets.

The Credit Facility provides for $22,500 of term loans (the “Senior Term Loans”) and $10,000 of revolving credit (the “Senior Revolving Credit Facility”) through January 15, 2018 (the “Maturity Date”). The Senior Term Loans require quarterly principal payments of $281 commencing on March 31, 2013, with the unpaid principal balance payable in full on the Maturity Date. At December 31, 2015, the Company had $200 in letters of credit issued under the Credit Facility and $9,484 in available revolving credit under the Credit Facility.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. On September 30, 2015, the Credit Facility was amended, to among other things, (i) decrease the Applicable Margin Relative to Base Rate and Libor Rate Loans by 0.50%, respectively, and (ii) modify the definition of LIBOR Rate to remove the 0.75% rate per annum minimum provision. The interest rates on the outstanding Senior Term Loans and Senior Revolving Credit Facility advances were 5.87% to 8.00% as of December 31, 2015.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, and mergers and acquisitions. Furthermore, the Credit Facility does not permit the payment of cash dividends if such payment would result in a covenant violation. During the year ended December 31, 2015, we amended the Credit Facility to establish the 2015 and 2016 financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant increases from $3.5 million for the measurement period ending March 31, 2015 to $8.5 million for the year ending December 31, 2015, and ranges from $5.9 million to $9.5 million for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $7.5 million as of December 31, 2015, $5.0 million until June 30, 2016, and $7.5 million subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio, as defined, in excess of 1.25:1.00 for two consecutive quarters. As of December 31, 2015, we were in compliance with financial covenants, and we expect to be in compliance with the 2016 financial covenants.

THL Promissory Note—On March 18, 2013 the Company entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”, as amended from time-to-time), for total proceeds of $10,000 less $200 of original issue discount, or OID, to finance the repayment of subordinated debt and to provide working capital.

During the year ended December 31, 2014, the Company amended the THL Note to provide $20,000 of additional subordinated term note financing reduced by approximately $500 of original issue discount. The proceeds from the additional financing were used to repay then outstanding amounts due on the Senior Revolving Credit Facility and fund working capital needs.

The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. The THL Note provides for contingent prepayment penalties of up to 5.0% of the THL Note. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR Margin, as defined, and is payable monthly. As of December 31, 2015, the rate was 12.0% and the outstanding balance, net of OID, was $29,609.

During the year ended December 31, 2015, we amended the THL Note to establish 2015 and 2016 financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant increases from $2.6 million for the measurement period ending March 31, 2015 to $7.7 million for the year ending December 31, 2015, and ranges from $5.3 million to $8.6 million for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $6.8 million as of December 31, 2015, $4.5 million until June 30, 2016, $6.8 million until September 30, 2016, and $9.0 million subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio in excess of 1.25:1.00 for two consecutive quarters. As of December 31, 2015, we were in compliance with our financial covenants, and we expect to be in compliance with the 2016 financial covenants.

DRX Seller Note—On January 15, 2013, the Company entered into a subordinated promissory note with the sellers of DRX (the “DRX Seller Note”). The $3,000 principal amount was subject to adjustment upon resolution of the Closing Day Working Capital, as defined in the Company’s purchase agreement with the DRX sellers. The principal was adjusted down by $261 to $2,739 during the year ended December 31, 2013, and subsequently adjusted up to $3,000 during 2014 due settlement of an acquisition related working capital and indemnification claim. In 2015, the Company repaid the final adjusted principal and accrued interest.

Related Party Bridge Loan—On May 29, 2014, the Company entered into a $1,250 subordinated, one-year term note financing from two related party stockholders or entities controlled by stockholders of the Company. The note accrued interest at a fixed 14.0% and the $1,250 note and accrued interest of $105 were repaid on December 29, 2014, resulting in the extinguishment of the note.

Future principal payments on debt as of December 31, 2015, are as follows:

Years Ending December 31
2016	$1,441
2017	844
2018	47,156
2019 and thereafter	—

49,441
Less original issue discount and deferred financing costs	(1,036)

Total	$48,405

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (defined in Note 2), the estimated fair value of the Company’s total debt approximated carrying value as of December 31, 2015 and 2014.

9. STOCKHOLDERS’ DEFICIT

The Company’s equity incentive plans provide for the awarding of various equity awards including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $4,712, $1,436 and $639 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, approximately $6,110 of total unrecognized compensation expense related to unvested stock option and restricted stock unit awards is expected to be recognized over the remaining vesting periods, approximately 3 years. The maximum contractual term of equity awards is 10 years.

Common Stock—As of December 31, 2015 and 2014, the Company has authorized the issuance of 75,000,000 shares of common stock, respectively, par value of $0.001 per share.

Treasury Stock—As of December 31, 2015, the Company held 50,149 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions.

Reserved Shares—As of December 31, 2015, the Company has 78,417 shares of common stock reserved for issuance in connection with the Company’s stock incentive plans.

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

The 2014 Plan provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by the smaller of (a) 2.00% of the number of issued and outstanding shares of common stock on the immediately preceding December 31, or (b) an amount determined by the Company’s Board.

Stock Options—A summary of stock option activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Shares	Average Price (a)	Average Life (Years) (b)	Aggregate Intrinsic Value
Outstanding—January 1, 2014	1,840,054	$1.91	8.72
Granted	95,400	$2.27
Exercised	(8,633)	$1.87
Forfeited	(88,740)	$1.78

Outstanding—December 31, 2014	1,838,082	$1.93	7.39	$13,012
Granted	699,600	$9.72
Exercised	(195,177)	$1.82
Forfeited	(35,779)	$11.08

Outstanding—December 31, 2015	2,306,726	$4.16	7.59	$2,735

Exercisable—December 31, 2015	1,415,746	$4.16	6.80	$2,407

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the years ended December 31, 2015, 2014 and 2013 was $4.30, $16.20 and $15.66, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model. The Company currently estimates volatility by using the weighted average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the years ended December 31, 2015 and 2014 was 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The following are weighted average assumptions used for estimating the fair value of options granted for the years ended December 31:

	2015	2014	2013
Common stock share value	$10.31	$18.12	$18.12
Expected life (years)	5.01	5.75	6.00
Volatility	50.00%	50.33%	50.21%
Interest rate	1.45%	2.03%	1.61%
Dividend yield	0.00%	0.00%	0.00%

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—The Company first granted RSUs in 2015. A summary of RSU activity for the year ended December 31, 2015 is presented below:

	Shares	Fair Value Price per Share (a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding—January 1, 2015	—	$—
Granted	801,270	$8.84
Vested	(199,180)	$9.84
Forfeited	(31,300)	$11.37

Outstanding—December 31, 2015	570,790	$8.35	9.56	$2,061

(a)	Weighted-average grant date fair value
(b)	Weighted-average contractual life remaining

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

At December 31, 2015, a total of 264,296 shares of common stock have been reserved for issuance under the ESPP. The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

During the year ended December 31, 2015, 29,927 shares were purchased under the ESPP. No shares were purchased under the ESPP during the year ended December 31, 2014.

10. INCOME TAXES

The (provision) benefit for income taxes for the years ended December 31 consists of:

	2015	2014	2013
Current tax expense:
Federal	$—	$—	$(91)
State	(47)	(29)	(206)

Total current tax (provision) benefit	(47)	(29)	(297)

Deferred tax expense:
Federal	(3)	(3)	1,044
State	(1)	(1)	153

Total deferred tax (provision) benefit	(4)	(4)	1,197

Total (provision) benefit for income taxes	$(51)	$(33)	$900

The (provision) benefit for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before (provision) benefit for income taxes as a result of the following:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	(0.5)%	(0.2)%	(0.1)%
Valuation allowance	(32.9)%	(33.7)%	(32.4)%
Other, net	(1.3)%	(0.4)%	1.8%

Overall income tax rate	(0.7)%	(0.3)%	3.3%

Other, net primarily includes the impact of stock-based compensation and changes in net operating loss carry forward deferred tax assets as a result of change in state rates.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are comprised of the following as of December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$32,844	$24,248
Deferred revenue	17,576	25,673
Research and development credit	45	45
Accrued payroll and related liabilities	1,919	1,470
Other	331	249
Valuation allowance	(38,817)	(36,420)

Net deferred tax assets	$13,898	$15,265

Deferred tax liabilities:
Intangible assets	$(4,339)	$(5,708)
Deferred implementation costs	(9,581)	(9,576)

Total deferred tax liabilities	(13,920)	(15,284)

Net deferred tax liability	$(22)	$(19)

Based on the uncertainties associated with future realization of the deferred tax asset, the Company established a valuation allowance, which reduces the deferred tax assets to an amount whose realization is more likely than not. The net change in the valuation allowance for the deferred tax asset was $2,397, $(1,476) and $10,830 for the years ended December 31, 2015, 2014 and 2013, respectively. Differences between effective and statutory tax rates are caused substantially by the change in the valuation allowance.

As of December 31, 2015 and 2014, the Company has federal net operating loss carryforwards of approximately $87,920 and $66,203, respectively, available to offset future earnings and federal research and development credits of approximately $45, also available to offset future federal income tax. The net operating loss carryforwards and research and development tax credit carryforwards expire at various dates from 2020 through 2034. As of December 31, 2015 and 2014, state net operating loss carryforwards were approximately $56,451 and $31,484, respectively. As of December 31, 2015 and 2014, management has recorded a full valuation allowance against net operating losses because management believes it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Under the provisions of the Internal Revenue Code (IRC), certain substantial changes in the Company’s ownership may result in a limitation of the amount of net operating loss and tax credit carryforwards which can be used in future years.

The Company has recorded no liability for unrecognized tax benefits and related interest and penalties as of December 31, 2015 and 2014.

The Company files income tax returns in the US federal tax jurisdiction and various state jurisdictions. The federal tax years for 2012 through 2015 remain open for examination. State tax years open for examination are generally 2011 through 2015, depending on the state.

11. EMPLOYEE RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan. All eligible employees of the Company who have reached the age of eighteen may participate in the plan. Each plan year, the Company’s Board of Directors will determine the amount, if any, that the Company will contribute to the plan as a Company matching contribution for that year. The Company recognized expense of approximately $679, $373 and $270 for the years ended December 31, 2015, 2014 and 2013, respectively, to fund Company contributions to the plan.

12. SEGMENTS OF BUSINESS

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

Enterprise/State—Offers the Company’s sales automation solutions to state governments, which allows the Company’s state customers to offer customized individual and small group exchanges. The Enterprise/State segment had one remaining state exchange customer at December 31, 2015, compared to three in the comparative years.

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

Unallocated corporate expenses, and assets that are not considered when the Company’s CODM evaluates segment performance are grouped within Corporate in the following segment information:

	Year Ended December 31,
	2015	2014	2013
Revenue from external customers by segment:
Enterprise/Commercial	$55,487	$40,369	$33,028
Enterprise/State	13,372	21,632	3,177
Medicare	17,973	16,175	15,941
Private Exchange	9,015	6,403	6,180

Consolidated revenue	$95,847	$84,579	$58,326

Gross margin by segment:
Enterprise/Commercial	$23,715	$10,323	$(747)
Enterprise/State	6,300	11,038	(1,121)
Medicare	10,651	9,451	7,839
Private Exchange	4,511	1,336	2,182

Consolidated gross margin	$45,177	$32,148	$8,153

Consolidated operating expenses:
Research and development	$22,718	$18,125	$11,806
Sales and marketing	9,507	7,729	6,800
General and administrative	14,439	10,552	12,187

Total consolidated operating expenses	$46,664	$36,406	$30,793

Consolidated loss from operations	$(1,487)	$(4,258)	$(22,640)

Depreciation and amortization by segment:
Enterprise/Commercial	$543	$584	$523
Enterprise/State	80	121	123
Medicare	2,588	2,569	2,514
Private Exchange	992	896	862
Corporate	840	931	688

Consolidated depreciation and amortization	$5,043	$5,101	$4,710

	As of December 31,
	2015	2014	2013
Indentifiable assets by segment:
Enterprise/Commercial	$33,857	$32,749	$31,353
Enterprise/State	1,975	6,349	11,712
Medicare	26,198	28,314	31,943
Private Exchange	11,255	10,107	10,362
Corporate	9,404	33,871	7,832

Consolidated assets	$82,689	$111,390	$93,202

All Company assets were held and all revenue was generated in the United States during the years ended December 31, 2015, 2014 and 2013.

13. RELATED PARTIES

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

14. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected quarterly financial data for each of the eight quarters in the years ended December 31, 2015 and 2014.

	Quarter Ended
	Dec 31, 2015	Sept 30, 2015	Jun 30, 2015 (1)	Mar 30, 2015 (2)	Dec 31, 2014 (3)	Sept 30, 2014 (4)	Jun 30, 2014	Mar 30, 2014
	(in thousands, except share amounts)
Revenue	$29,139	$22,667	$23,393	$20,648	$27,825	$21,503	$19,201	$16,050
Gross margin	16,407	10,069	9,374	9,327	13,590	8,661	6,414	3,483
Total operating expenses	10,469	10,963	12,216	13,016	7,635	10,026	9,732	9,013
Income (loss) from operations	5,938	(894)	(2,842)	(3,689)	5,955	(1,365)	(3,318)	(5,530)
Net income (loss)	$ 4,323	$(2,308)	$(4,259)	$(5,099)	$4,784	$(2,873)	$(5,438)	$(6,633)
Net income (loss) per common share:
Basic	0.20	(0.11)	(0.20)	(0.24)	0.80	(21.06)	(34.77)	(41.34)
Diluted	0.19	(0.11)	(0.20)	(0.24)	0.30	(21.06)	(34.77)	(41.34)
Weighted-average common shares outstanding:
Basic	21,960,077	21,879,414	21,710,951	21,695,932	4,857,869	184,051	184,051	184,051
Diluted	22,784,888	21,879,414	21,710,951	21,695,932	12,979,040	184,051	184,051	184,051

(1)	During the three months ended June 30, 2015, the Company recognized approximately $3,600 of previously deferred revenue and approximately $1,000 of gross margin resulting from the termination of a two Enterprise/Commercial contracts.
(2)	During the three months ended March 30, 2015, the Company recognized approximately $4,000 of previously deferred revenue and approximately $4,000 of gross margin resulting from the satisfaction of several customer obligations.

(3)	During the three months ended December 31, 2014, the Company recognized a $951 benefit related to the change in fair value of contingent acquisition consideration obligation.
(4)	During the three months ended September 30, 2014, the Company recognized approximately $4,900 of previously deferred revenue and approximately $4,200 of gross margin resulting from the termination of a state exchange contract.

The sum of 2014 quarterly net income (loss) per common share does not equal the net loss per common share for the entire year due to the impact on weighted-average shares outstanding of the conversions of the Series A and B Preferred Stock and issuance of IPO shares in the fourth quarter of 2014. The sum of 2015 quarterly net income (loss) per common share does not equal the net loss per common share for the entire year due to the impact of rounding.

15. SUBSEQUENT EVENTS

On March 11, 2016, the Company entered into a definitive agreement to sell, subject to customary closing conditions including the approval of the Company’s shareholders, 52,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of $52,000 (the “Transaction”). The sale of the Preferred Stock will not be registered under the Securities Act. At the closing, the Company will agree to use reasonable best efforts to register the Preferred Stock and the Conversion Shares (as defined below) for resale within 180 days of the closing of the Transaction. The Company expects to use the proceeds from the sale to repay amounts outstanding under its Second Lien Term Loan Agreement with THL Corporate Finance, Inc. and for general corporate purposes.

The shares of Preferred Stock will be convertible into shares of the Company’s common stock (the “Conversion Shares”) at the option of the investors at any time. Beginning in 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the then-applicable conversion price of the common stock for 45 consecutive trading days with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days . Each share of Preferred Stock will be convertible into a number of Conversion Shares equal to (i) the sum of (a) the original purchase price, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially will be $4.50 per share, subject to customary anti-dilution adjustments).

Following the closing, the number of Conversion Shares underlying the Preferred Stock may be increased by the accrual of 7.5% cumulative dividends payable in-kind or by additional event-based dividends, or both. Following the second anniversary of the closing, the Company may elect to pay such cumulative dividends in cash. The conversion price for the Preferred Stock is also subject to adjustment in the event of a stock split, reverse stock split, stock dividend, rights issuance, recapitalization, tender offer or similar transaction and to weighted-average price-based anti-dilution adjustments.

A member of the Company’s board of directors is the chairman of the general partner of Chrysalis Ventures II, L.P. (“Chrysalis”), a holder of more than 5% of the Company’s outstanding common stock as of March 11, 2016. Chrysalis has committed to purchase $2,000 of the Preferred Stock offered in the Transaction.

The Transaction is subject to customary closing conditions, including shareholder approval at the Company’s 2016 annual shareholder meeting.

* * * * * *

FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions (Reversals) Charged to Expense	Additions (Reversals) Charged to Revenue	Acquired	Deductions	Balance at End of Period
Trade receivable allowances:
Year ended December 31, 2015	$246	$45	$(137)	$—	$(154)	$—
Year ended December 31, 2014	266	25	—	—	(45)	246
Year ended December 31, 2013	144	25	(40)	262	(125)	266
Deferred tax asset valuation allowance:
Year ended December 31, 2015	$36,420	$2,397	N/A	$—	$—	$38,817
Year ended December 31, 2014	37,896	3,421	N/A	—	(4,897)	36,420
Year ended December 31, 2013	27,066	10,211	N/A	619	—	37,896

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated January 14, 2013, by and among the Registrant, DRX Acquisition Co., DestinationRx, Inc. and the principal stockholders named therein	S-1	333-199484	2.1	October 20, 2014

2.2	Stock Purchase Agreement, dated February 16, 2011, by and among the Registrant, Patrick Downend and Aaron Downend	S-1	333-199484	2.2	October 20, 2014

2.3	Exchange Agreement, dated August 3, 2012, by and among the Registrant and the stockholders party thereto.	S-1	333-199484	2.3	October 20, 2014

3.1*	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-199484	10.1	November 26, 2014

10.2†	2010 Stock Plan, as amended, and form of agreement thereunder	S-1	333-199484	10.2	October 20, 2014

10.3.1†	2014 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-199484	10.13	November 26, 2014

10.3.2*	Form of Restricted Stock Units Agreements under the Registrant’s 2014 Equity Incentive Plan	10-K	001-36778	10.3.2	March 25, 2015

10.4†	2014 Employee Stock Purchase Plan	S-1/A	333-199484	10.14	November 26, 2014

10.5.1**	Credit Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.3.1	November 26, 2014

10.5.2	First Amendment to Credit Agreement, dated March 18, 2013	S-1	333-199484	10.3.2	October 20, 2014

10.5.3	Second Amendment to Credit Agreement, dated December 10, 2013	S-1	333-199484	10.3.3	October 20, 2014

10.5.4	Third Amendment to Credit Agreement, dated March 12, 2014	S-1	333-199484	10.3.4	October 20, 2014

10.5.5	Fourth Amendment to Credit Agreement, dated May 29, 2014	S-1	333-199484	10.3.5	October 20, 2014

10.5.6	Fifth Amendment to Credit Agreement, dated June 12, 2014	S-1	333-199484	10.3.6	October 20, 2014

10.5.7	Sixth Amendment to Credit Agreement, dated December 5, 2014	S-1/A	333-199484	10.3.7	December 8, 2014
10.5.8*	Seventh Amendment to Credit Agreement, dated December 11, 2014	10-K	001-36778	10.5.8	March 25, 2015

10.5.9*	Limited Waiver to Credit Agreement, dated December 29, 2014	10-K	001-36778	10.5.9	March 25, 2015

10.5.10	Eighth Amendment to Credit Agreement, dated March 10, 2015	8-K	001-36778	10.1	March 13, 2015

10.5.11	Ninth Amendment to Credit Agreement, dated September 30, 2015	8-K	001-36778	10.1	September 30, 2015

10.5.12	Tenth Amendment to Credit Agreement, dated November 10, 2015	8-K	001-36778	10.2	November 10, 2015

10.5.13	Eleventh Amendment to Credit Agreement, dated December 31, 2015	8-K	001-36778	10.1	January 7, 2016

10.5.14	Guaranty and Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.7	October 20, 2014

10.5.15	Trademark Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.8	October 20, 2014

10.5.16	Patent Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.9	October 20, 2014

10.5.17	Copyright Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.10	October 20, 2014

10.6.1**	Second Lien Term Loan Agreement, dated March 18, 2013, by and among THL Corporate Finance, Inc., as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.4.1	November 26, 2014

10.6.2	First Amendment to Term Loan Agreement, dated December 4, 2013	S-1	333-199484	10.4.2	October 20, 2014

10.6.3	Second Amendment to Term Loan Agreement, dated March 20, 2014	S-1	333-199484	10.4.3	October 20, 2014

10.6.4	Third Amendment to Term Loan Agreement, dated May 29, 2014	S-1	333-199484	10.4.4	October 20, 2014

10.6.5	Fourth Amendment to Term Loan Agreement, dated June 12, 2014	S-1	333-199484	10.4.5	October 20, 2014

10.6.6	Fifth Amendment to Term Loan Agreement, dated December 5, 2014	S-1/A	333-199484	10.4.6	December 8, 2014

10.6.7*	Sixth Amendment to Second Lien Term Loan Agreement, dated December 11, 2014	10-K	001-36778	10.6.7	March 25, 2015

10.6.8*	Limited Waiver to Second Lien Term Loan Agreement, dated December 29, 2014	10-K	001-36778	10.6.8	March 25, 2015

10.6.9	Seventh Amendment to Term Loan Agreement, dated March 10, 2015	8-K	001-36778	10.2	March 13, 2015

10.6.10	Eighth Amendment to Term Loan Agreement, dated November 5, 2015	8-K	001-36778	10.1	November 10, 2015

10.6.11	Ninth Amendment to Term Loan Agreement, dated December 31, 2015	8-K	001-36778	10.2	January 7, 2016

10.7.1	Note Purchase Agreement, dated May 29, 2014, by and among the Registrant, GPP—Connecture, LLC and Chrysalis Ventures II, L.P.	S-1	333-199484	10.5	October 20, 2014

10.7.2	Note Purchase Agreement Correction, dated October 31, 2014, by and among the Registrant, GPP—Connecture, LLC, Chrysalis Ventures II, L.P. and Great Point Partners, LLC	S-1/A	333-199484	10.5.2	November 10, 2014

10.8.1	Subordinated Promissory Note, dated January 15, 2013, by and among the Registrant and Randall P. Herman, on behalf of the stockholders DestinationRx, Inc.	S-1	333-199484	10.6.1	October 20, 2014

10.8.2	Subordinated Note Guaranty, dated January 15, 2013, by and among GPP—Connecture, LLC and Chrysalis Ventures II, L.P. and Randall P. Herman	S-1	333-199484	10.6.2	October 20, 2014

10.9.1	Lease Agreement, dated May 10, 2012, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.1	October 20, 2014

10.9.2	First Amendment to Lease Agreement, dated January 31, 2013, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.2	October 20, 2014

10.9.3	Second Amendment to Lease Agreement, dated February 4, 2014, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.3	October 20, 2014

10.10.1	Lease Agreement, dated September 30, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.1	October 20, 2014

10.10.2	First Amendment to Lease Agreement, dated December 31, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.2	October 20, 2014

10.11	Lease Agreement, dated November 1, 2011, by and among 600 Wilshire Property LLC and the Registrant	S-1	333-199484	10.9	October 20, 2014

10.12.1†	Employment Agreement, effective as of December 31, 2011, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.1	October 20, 2014

10.12.2†	Letter Agreement, dated October 18, 2014, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.2	October 20, 2014

10.12.3†	Transaction Bonus Agreement, dated October 26, 2012, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.3	October 20, 2014

10.12.4†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.4	October 20, 2014

10.12.5†	Separation Pay Agreement, dated December 31, 2011, as amended, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.5	October 20, 2014

10.12.6†	Letter Agreement, dated November 12, 2015, by and between the Registrant and Robert Douglas Schneider	8-K	001-36778	10.2	November 12, 2015

10.13.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.1	October 20, 2014

10.13.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.2	October 20, 2014

10.13.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.1	October 20, 2014

10.13.2†	Separation Pay Agreement, dated September 10, 2012, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.2	October 20, 2014

10.14.1†	Bonus Agreement, dated December 31, 2013, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.1	March 25, 2015

10.14.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.2	March 25, 2015

10.15.1†	Employment Agreement, dated November 12, 2015, by and between the Registrant and Jeffery A. Surges	8-K	001-36778	10.1	November 12, 2015

10.16†	Bonus Plan	8-K	001-36778	10.1	May 1, 2015

21.1	List of Subsidiaries of the Registrant	S-1	333-199484	21.1	October 20, 2014

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm relating to the Registrant

24.1*	Power of Attorney (see page 78 to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Taxonomy Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

†	Management contract, compensatory plan or arrangement.
*	Filed herewith
#	Furnished herewith
**	Portions of this agreement have been redacted pursuant to a request for confidential treatment that was granted by the Securities and Exchange Commission.