Form 10-Q
period 2016-03-31
CONNECTURE INC
filed 2016-05-10
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 29, 2016, there were 22,193,260 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of March 31, 2016	As of December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207	$5,424
Accounts receivable — net of allowances	5,766	10,792
Prepaid expenses and other current assets	828	652

Total current assets	6,801	16,868
PROPERTY AND EQUIPMENT — Net	2,112	2,109
GOODWILL	26,779	26,779
OTHER INTANGIBLE ASSETS — Net	10,504	11,392
DEFERRED IMPLEMENTATION COSTS	24,924	24,565
OTHER ASSETS	1,302	976

TOTAL ASSETS	$72,422	$82,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,508	$6,853
Accrued payroll and related liabilities	3,545	3,560
Other liabilities	2,163	2,188
Current maturities of debt	1,908	1,441
Deferred revenue	31,024	34,049

Total current liabilities	47,148	48,091
DEFERRED REVENUE	15,837	18,529
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	46,798	46,964
OTHER LONG-TERM LIABILITIES	244	262

Total liabilities	110,050	113,869

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of March 31, 2016 and December 31, 2015, and 22,115,225 and 22,063,357 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	23	22
Additional paid-in capital	102,436	101,546
Accumulated deficit	(139,907)	(132,571)
Treasury stock, at cost	(180)	(177)

Total stockholders’ deficit	(37,628)	(31,180)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,422	$82,689

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended March 31,
	2016	2015
REVENUE	$17,557	$20,648
COST OF REVENUE	12,353	11,321

GROSS MARGIN	5,204	9,327

OPERATING EXPENSES:
Research and development	5,504	6,528
Sales and marketing	2,338	2,883
General and administrative	3,264	3,605

Total operating expenses	11,106	13,016

LOSS FROM OPERATIONS	(5,902)	(3,689)
OTHER EXPENSES:
Interest expense	1,409	1,413
Other expense (income), net	—	8

Total other expenses	1,409	1,421

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(7,311)	(5,110)
(PROVISION) BENEFIT FOR INCOME TAXES	(25)	11

NET LOSS	$(7,336)	$(5,099)

COMPREHENSIVE LOSS	$(7,336)	$(5,099)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.33)	$(0.24)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,112,273	21,695,932

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

(In thousands, except shares and per share information)

	Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Stock-based compensation expense			812			812
Exercise of stock options and issuance of other stock awards	52,904	1	78			79
Treasury stock acquired	(1,036)			$(3)		$(3)
Net loss					(7,336)	(7,336)

BALANCES — March 31, 2016	22,115,225	$23	$102,436	$(180)	$(139,907)	$(37,628)

	Common Stock		Additional Paid-In Capital	Treasury Stock, at Cost	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCES — January 1, 2015	21,689,223	$22	$96,365	$—	$(125,228)	$(28,841)
Stock-based compensation expense			717			717
Exercise of stock options and vesting of restricted stock units	11,269		6			6
Net loss					(5,099)	(5,099)

BALANCES — March 31, 2015	21,700,492	$22	$97,088	$—	$(130,327)	$(33,217)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,336)	$(5,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,185	1,270
Bad debt expense	—	45
Stock-based compensation expense	812	717
Interest accretion on financing obligations	69	138
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	5,026	4,437
Prepaid expenses and other assets	(193)	535
Deferred implementation costs	(359)	(637)
Accounts payable	1,108	75
Accrued expenses and other liabilities	(32)	683
Deferred revenue	(5,717)	(8,423)

Net cash used in operating activities	(5,437)	(6,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(49)	(251)

Net cash used in investing activities	(49)	(251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	1,000	—
Repayments under revolving line of credit	(500)	(340)
Repayments of term debt	(281)	(3,181)
Payment of capital lease obligations	(26)	(694)
Other	76	(139)

Net cash provided by (used in) financing activities	269	(4,354)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,217)	(10,864)
CASH AND CASH EQUIVALENTS — Beginning of period	5,424	28,252

CASH AND CASH EQUIVALENTS — End of period	$207	$17,388

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,282	$2,159

Cash paid for income taxes	$14	$49

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$251	$37

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per share data information)

1.	DESCRIPTION OF BUSINESS

Connecture, Inc. and its subsidiaries, including DestinationRx, Inc., (“DRX”), RxHealth Insurance Agency, Inc., and Insurix, Inc. (collectively, the “Company”), is a Delaware corporation. The Company is a web-based consumer shopping, enrollment and retention platform for health insurance distribution in the United States. The Company’s solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. The Company’s solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. The Company’s customers are health insurance marketplace operators, including health plans, brokers and exchange operators. The Company’s solutions automate key functions in the health insurance distribution process, allowing its customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Connecture, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company had no interest-bearing amounts on deposit in excess of federally insured limits as of March 31, 2016.

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

Financial Instruments and Concentration of Credit Risk—The estimated fair values of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to the short-term nature of these instruments.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. No customers accounted for 10% or greater of total accounts receivable as of March 31, 2016 or December 31, 2015. As of March 31, 2016 and 2015, the Company had the following customers that accounted for 10% or greater of total revenue:

	Revenue
Customers	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
A	< 10.0%	23.4%
B	< 10.0%	10.6%

Revenue Recognition—The Company’s revenue is derived from four sources: (a) the sales of implementation and ongoing support of the Company’s software automation solutions; (b) fees from brokers for the right to access our multi-payer quoting platform; (c) a government cost-plus-fixed-fee contract in 2015; and (d) commissions. In all contractual arrangements, the Company determines whether persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, the Company does not recognize revenue until all of the criteria are met.

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

Hosted arrangement revenue is recognized as follows by revenue element:

•	Software usage fees and hosting fees—Recognized ratably over the customer contract.

•	Professional services for new customer software solution implementation—Initially deferred and recognized ratably from completion of implementation through the longer of the customer contract or estimated period of customer benefit based on facts and circumstances of each relationship.

•	Professional services for modifications to existing customer software solutions—Initially deferred and then recognized in the period services are completed.

•	Production support fees—Recognized as the work is performed consistent with the contractual terms of the production support.

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of March 31, 2016 the Company has a non-hosted arrangement with one remaining Enterprise/State customer.

b) Broker Multi-Payer Quoting Platform Fees

The Company provides an online quoting platform service to insurance brokers through its Private Exchange segment. The Company charges the brokers a monthly fee for access to the service. Revenue from the access fees is recognized in the period that the service is provided.

c) Government Cost-Plus-Fixed-Fee

The Company used a percentage-of-completion method of accounting for its federal government contract in its Medicare segment prior to the fourth quarter of 2015. Under percentage-of-completion, the costs incurred to date had been compared to total estimated project costs and revenue was recognized in proportion to costs incurred. In the fourth quarter of 2015, the contract was renewed as a fixed fee contract and is accounted for in accordance with the Company’s Software Automation Solution Fees, discussed above.

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

Deferred Implementation Costs—The Company’s accounting policy is to capitalize direct, incremental employee labor and related benefits along with third-party independent contractor costs related to implementing new customer software solutions, to the extent that they are deemed recoverable. Deferred implementation costs are amortized over the longer of the customer contract or estimated period of customer benefit, consistent with the recognition of the related deferred professional services revenue.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three months ended March 31, 2016 and 2015.

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

Basic and Diluted Net Loss Per Common Share—Due to net losses for the three months ended March 31, 2016 and 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company in the fiscal year ended December 31, 2018; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which clarifies a customer accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company has adopted the provisions of this update, with no impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are expected to be effective for the Company beginning in the first quarter of 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact that this update will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which simplifies several aspects of the accounting for stock compensation, including the accounting for income tax effects, forfeitures, statutory tax withholdings, and cash flow classifications. Assuming the Company remains an EGC, the provisions of this update are effective for the fiscal year ended December 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2016	2015
Anti-Dilutive Common Share Equivalents
Restricted Stock Units	—	—
Stock options	407,081	924,580

Total anti-dilutive common share equivalents	407,081	924,580

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stock	$(7,336)	$(5,099)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,112,273	21,695,932

Net loss per common share, basic and diluted	$(0.33)	$(0.24)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of March 31, 2016 and December 31, 2015. Goodwill consists of following as of March 31, 2016 and December 31, 2015:

Total	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange
26,779	7,732	—	14,711	4,336

Other Intangibles Assets—Other intangible assets consist of the following at March 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(2,526)	$4,772
Covenants Not to Compete	2.5-5	800	(800)	—
Acquired Technology	3-5	11,792	(8,101)	3,691
Trademarks	10	2,800	(898)	1,902
Software	3	1,767	(1,628)	139

		$24,457	$(13,953)	$10,504

Other intangible assets consist of the following at December 31, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(2,346)	$4,952
Covenants Not to Compete	2.5-5	800	(798)	2
Acquired Technology	3-5	11,792	(7,566)	4,226
Trademarks	10	2,800	(828)	1,972
Software	3	1,764	(1,524)	240

		$24,454	$(13,062)	$11,392

Amortization expense for the three months ended March 31, 2016 and 2015 was $891 and $1,032, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2016	$2,123
2017	3,093
2018	1,093
2019	1,000
2020	1,000
thereafter	2,195

Total future amortization expense	$10,504

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the three months ended March 31, 2016 and 2015, was $436 and $425, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at March 31, 2016 and December 31, 2015.

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

6.	DEBT

Debt consisted of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Senior term loans	$18,844	$19,125
Senior revolving credit facility	783	316
Subordinated loans	30,000	30,000

	49,627	49,441
Less: original issue discounts and deferred financing costs	(921)	(1,036)
Less: current maturities of debt	(1,908)	(1,441)

Long-term debt	$46,798	$46,964

Senior Debt—The Company has a bank credit facility that provides for short-term working capital and long-term investment needs (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s assets.

The Credit Facility provides for $22,500 of term loans (the “Senior Term Loans”) and a $10,000 revolving credit (the “Senior Revolving Credit Facility”) through January 15, 2018 (the “Maturity Date”). The Senior Term Loans require quarterly principal payments of $281, with the unpaid principal balance payable in full on the Maturity Date.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate. As of March 31, 2016, the interest rate on the outstanding Senior Term Loans and the Senior Revolving Credit Facility were 5.87% and 8.00%, respectively.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions.

The Credit Facility financial covenants, include a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant ranges from $5,905 to $9,500 for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $5,000 until June 30, 2016, $7,500 from July 1, 2016 to September 30, 2016, and $10,000 subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10,000 Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio in excess of 1.25:1.00 for two consecutive quarters.

As of March 31, 2016, the Company was in compliance with the financial covenants, and expects to be in compliance throughout the year ended December 31, 2016.

THL Promissory Note—The Company has a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”) for total proceeds of $30,000 less $683 of original issue discount, or OID.

The THL Note contains customary financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. As of March 31, 2016, we were in compliance with the financial covenants.

Subsequent to March 31, 2016 the Company repaid the $30,000 principal and accrued interest to settle the THL Note (see Note 11).

DRX Seller Note—On January 15, 2013, the Company entered into a subordinated promissory note with the sellers of DRX (the “DRX Seller Note”). The Company paid $2,900 of principal and $480 of interest to settle the DRX Seller Note in the three months ended March 31, 2015.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of March 31, 2016 and December 31, 2015 approximates the carrying value.

7.	STOCKHOLDERS’ DEFICIT

The Company recognized stock-based compensation expense of $812 and $717 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, approximately $6,154 of total unrecognized compensation expense related to unvested stock option and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. The maximum contractual term of equity awards is 10 years.

Common Stock—As of March 31, 2016 and December 31, 2015, the Company has authorized the issuance of 75,000,000 shares of common stock, respectively, par value of $0.001 per share. Subsequent to March 31, 2016, the Company issued 52,000 shares of Series A Convertible Preferred Stock (see Note 11).

Treasury Stock—As of March 31, 2016, the Company held 51,185 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions.

Reserved Shares—As of March 31, 2016, the Company has 167,146 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the 2014 “Plan”). The 2014 Plan provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by the smaller of (a) 2.00% of the number of issued and outstanding shares of common stock on the immediately preceding December 31, or (b) an amount determined by the Company’s Board.

At March 31, 2016, a total of 319,454 shares of common stock have been reserved for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

Incentive Plans—In connection with the Company’s December 2014 initial public offering, the Board of Directors approved the 2014 Plan as a replacement to the 2010 Plan. The Company will not grant any additional awards under the 2010 Plan; however the 2010 Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2010 Plan. The 2014 Plan provides for the awarding of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock-based or cash settled equity awards as deemed appropriate by the compensation committee of the Company’s board of directors.

Stock Options—A summary of stock option activity for the three months ended March 31, 2016 and 2015 is presented below:

	Number of Shares	Average Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding—January 1, 2015	1,838,082	$1.93	7.39
Granted	—
Exercised	(3,021)	$1.87
Forfeited	—

Outstanding—March 31, 2015	1,835,061	$1.93	7.15	$15,450

Outstanding—January 1, 2016	2,306,726	$4.16	7.59
Granted	22,200	$3.44
Exercised	(42,974)	$1.82
Forfeited	(49,426)	$7.63

Outstanding—March 31, 2016	2,236,526	$4.12	7.37	$1,026

Exercisable—March 31, 2016	1,376,747	$1.91	6.56	$927

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the three months ended March 31, 2016 was $1.38. No options were granted during the three months ended March 31, 2015. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions used for estimating the fair value of options granted for the three months ended March 31, 2016.

Three months ended March 31,
2016
Common stock share value	$3.44
Expected life (years)	4.00
Volatility	50.00%
Interest rate	1.51%
Dividend yield	0.00%

The Company currently estimates volatility by using the weighted average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for options granted in the three months ended March 31, 2016 was 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the three months ended March 31, 2016 and 2015 is presented below:

	Shares	Average Fair Value Price per Share(c)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding—January 1, 2015	—
Granted	189,250	$9.83
Vested	(8,248)	$9.83
Forfeited	—

Outstanding—March 31, 2015	181,002	$9.83	10.58	$1,873

Outstanding—January 1, 2016	570,790	$8.35
Granted	394,800	$2.61
Vested	(9,930)	$9.97
Forfeited	(14,000)	$11.37

Outstanding—March 31, 2016	941,660	$5.88	10.65	$2,411

(a)	Weighted-average grant date fair value
(b)	Weighted-average contractual life remaining

The Company recognizes the grant date fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting, which is generally three years from the date of grant. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

Employee Stock Purchase Plan—In November 2014, the Company’s Board of Directors approved the ESPP, which is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to purchase shares of the Company’s common stock at 90% of the lower of the fair market value on the first day of trading of the offering period or on the purchase date. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25,000 in any calendar year. The ESPP is designed to comply with Section 423 of the Code, and thus is eligible for the favorable tax treatment afforded by Section 423.

No shares were purchased under the ESPP during the three months ended March 31, 2016 or 2015.

8.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of (0.48%) and 0.22% for the three months ended March 31, 2016 and 2015, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

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

Subsequent to March 31, 2016, Chrysalis Ventures II, L.P., a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016, purchased $2,000 of the Preferred Stock offered in the Transaction discussed in Note 11. A member of the Company’s board of directors is the chairman of the general partner of Chrysalis Ventures II, L.P.

10.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended March 31,
	2016	2015
Revenue from external customers by segment:
Enterprise/Commercial	$10,409	$10,985
Enterprise/State	781	4,291
Medicare	4,450	3,983
Private Exchange	1,917	1,389

Consolidated revenue	$17,557	$20,648

Gross margin by segment:
Enterprise/Commercial	$1,914	$4,923
Enterprise/State	188	1,714
Medicare	2,825	2,276
Private Exchange	277	414

Consolidated gross margin	$5,204	$9,327

Consolidated operating expenses:
Research and development	$5,504	$6,528
Sales and marketing	2,338	2,883
General and administrative	3,264	3,605

Total consolidated operating expenses	$11,106	$13,016

Consolidated loss from operations	$(5,902)	$(3,689)

Depreciation and amortization by segment:
Enterprise/Commercial	$161	$137
Enterprise/State	9	24
Medicare	644	641
Private Exchange	234	232
Corporate	137	236

Consolidated depreciation and amortization	$1,185	$1,270

Identifiable assets by segment are as follows:

	As of March 31, 2016	As of December 31, 2015
Indentifiable assets by segment:
Enterprise/Commercial	$32,027	$33,857
Enterprise/State	1,471	1,975
Medicare	24,394	26,198
Private Exchange	9,943	11,255
Corporate	4,587	9,404

Consolidated assets	$72,422	$82,689

All Company assets were held and all revenue was generated in the United States during the three months ended March 31, 2016 and 2015.

11.	SUBSEQUENT EVENTS

On April 28, 2016, the Company’s shareholders approved the issuance of 52,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and shares of common stock issuable upon conversion of the Preferred Stock pursuant to an Investment Agreement, dated March 11, 2016 and as amended April 28, 2016, by and among the Company, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.

On May 2, 2016, the Company issued and sold the newly created Preferred Stock for an aggregate purchase price of $52,000 (the “Transaction”). Net of customary transaction costs, the Company received cash of approximately $49,300, of which the Company used approximately $30,600 to subsequently repay the principal balance, accrued interest and loan termination fees associated with the THL Note (see Note 6), with the remainder available for general corporate purposes.

The sale of the Preferred Stock was not registered under the Securities Act. The Company agreed to use reasonable best efforts to register the Preferred Stock and the Conversion Shares (as defined below) for resale within 180 days of the May 2, 2016 Transaction closing.

The shares of Preferred Stock are convertible into shares of the Company’s common stock (the “Conversion Shares”) at the option of the investors at any time. Beginning in 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the then-applicable conversion price of the common stock for 45 consecutive trading days with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Preferred Stock is convertible into a number of Conversion Shares equal to (i) the sum of (a) the original purchase price, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $4.50 per share, subject to customary anti-dilution adjustments).

The number of Conversion Shares underlying the Preferred Stock will be increased annually by the accrual of 7.5% cumulative dividends payable in-kind (which will increase in certain circumstances, but in no event will be more than 16.5% annually). Following the second anniversary of the May 2, 2016 closing, the Company may elect to pay such cumulative dividends in cash. The conversion price for the Preferred Stock is also subject to adjustment in the event of a stock split, reverse stock split, stock dividend, rights issuance, recapitalization, tender offer or similar transaction and to weighted-average price-based anti-dilution adjustments.

A member of the Company’s board of directors is a Managing Member of the general partner of Chrysalis, a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016. Chrysalis purchased $2,000 of the Preferred Stock offered in the Transaction.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

We serve four separate but related market segments: Enterprise/Commercial, Enterprise/State, Medicare and Private Exchange. Our largest market segment is the Enterprise/Commercial market, in which we sell our solutions to health plans. Our Enterprise/State segment sells our sales automation solutions to one state government as of March 31, 2016, allowing it to offer customized individual and small group exchanges. Our Medicare segment sells web-based Medicare plan comparison and enrollment tools to a variety of different customers, including health plans, pharmacy benefit managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. Lastly, our Private Exchange segment sells comprehensive defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators. We believe our presence in these markets and resulting access to such a broad and diverse customer base gives us a strong position at the center of the health insurance distribution marketplace.

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

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, and typically include discovery, configuration and deployment, integration, testing and training. In general, it takes from six to fifteen months to implement a new Enterprise/Commercial or Enterprise/State customer’s insurance distribution solution, and from one to three months to implement a new Medicare or Private Exchange insurance distribution solution.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the amount of our customer agreements that we have not yet billed, which was approximately $94.0 million and $89.7 million as of March 31, 2016 and December 31, 2015, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2015 revenue, the customers that can terminate their contract for convenience upon written notice represented $25.4 million, or 27.0% of our Contracted Backlog balance as of March 31, 2016, of which one Medicare segment customer represents approximately $13.0 million or 14.0% of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

We fulfill Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted

Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of March 31, 2016 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2016	$37.5
2017	22.5
2018	16.0
2019	10.8
Thereafter	7.2

TOTAL	$94.0

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there were one and two customers as of March 31, 2016 and 2015, respectively). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended March 31, 2016 and 2015, our Software Revenue Retention Rate was greater than 92%.

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

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$5,204	$9,327
Depreciation and amortization	941	948
Stock-based compensation expense	162	147

Adjusted Gross Margin	$6,307	$10,422

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(7,336)	$(5,099)
Depreciation and amortization	1,185	1,270
Interest expense	1,409	1,413
Other (income) expense, net	—	8
Income tax provision (benefit)	25	(11)
Stock-based compensation expense	812	717

Total Net Adjustments	$3,431	$3,397

Adjusted EBITDA	$(3,905)	$(1,702)

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are contracted rates based on the number of software solutions modules being used for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 73.6% and 62.0% of our total revenue during the three months ended March 31, 2016 and 2015, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, and typically include discovery, configuration and deployment, integration, testing and training. In general, it takes from six to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue accounted for approximately 25.7% and 36.4% of our total revenue during the three months ended March 31, 2016 and 2015, respectively.

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

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Our income tax (expense) benefit was not meaningful in the three months ended March 31, 2016 and 2015.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At March 31, 2016 and December 31, 2015, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share amounts)
Revenue	$17,557	$20,648
Cost of Revenue (1)	12,353	11,321

Gross Margin	5,204	9,327

Operating Expenses:
Research and Development (1)	5,504	6,528
Sales and Marketing (1)	2,338	2,883
General and Administrative (1)	3,264	3,605

Total Operating Expenses	11,106	13,016

Loss from Operations	(5,902)	(3,689)

Other Expenses:
Interest Expense	1,409	1,413
Other Expense (Income), net	—	8

Loss before Income Taxes	(7,311)	(5,110)

Income Tax (Expense) Benefit	(25)	11

Net Loss	$(7,336)	$(5,099)

Net loss per common share—basic and diluted	$(0.33)	$(0.24)

Weighted Average Common Shares Outstanding—basic and diluted	22,112,273	21,695,932

Other Financial Data:
Adjusted gross margin	6,307	10,422
Adjusted EBITDA	(3,905)	(1,702)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cost of Revenue	$162	$147
Research and Development	187	215
Sales and Marketing	116	46
General and Administrative	347	309

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of Revenue	70.4%	54.8%

Gross Margin	29.6%	45.2%

Operating Expenses:
Research and Development	31.3%	31.6%
Sales and Marketing	13.3%	14.0%
General and Administrative	18.6%	17.5%

Total Operating Expenses	63.3%	63.0%

Loss from Operations	(33.6%)	(17.9%)

Other Expenses:
Interest Expense	8.0%	6.8%
Other Expense (Income), net	0.0%	0.0%

Loss before Income taxes	(41.6%)	(24.7%)

Income Tax (Expense) Benefit	(0.1%)	0.0%

Net Loss	(41.8%)	(24.7%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$10,409	$10,985
Enterprise/State	781	4,291
Medicare	4,450	3,983
Private Exchange	1,917	1,389

Total Revenue	$17,557	$20,648

Gross Margin:
Enterprise/Commercial	$1,914	$4,923
Enterprise/State	188	1,714
Medicare	2,825	2,276
Private Exchange	277	414

Total Gross Margin	$5,204	$9,327

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Type:	(dollars in thousands)
Software services	$12,916	73.6%	$12,815	62.0%	$101	0.8%
Professional services	4,514	25.7%	7,509	36.4%	(2,995)	(39.9%)
Other	127	0.7%	324	1.6%	(197)	(60.8%)

Total revenue	$17,557	100.0%	$20,648	100.0%	$(3,091)	(15.0%)

The growth in software services revenue was primarily attributable to year-over-year growth in customers implemented on our software solutions, which offset a $2.3 million decrease attributable to the 2015 non-renewal of two state exchange contracts. The decrease in professional services revenue was attributable to a $1.2 million decrease related to the previously mentioned non-renewal of two state exchange contracts, and a $2.2 million decrease in recognition of previously deferred Enterprise/Commercial revenue related to software implementations and ancillary professional services upon the satisfaction of customer obligations, partially offset by increases attributable to year-over-year growth in customers implemented on our software solutions in all segments, except for Enterprise/State.

Segment Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Segment:	(dollars in thousands)
Enterprise/Commercial	$10,409	59.3%	$10,985	53.2%	$(576)	(5.2%)
Enterprise/State	781	4.4%	4,291	20.8%	(3,510)	(81.8%)
Medicare	4,450	25.3%	3,983	19.3%	467	11.7%
Private Exchange	1,917	11.0%	1,389	6.7%	528	38.0%

Total Revenue	$17,557	100.0%	$20,648	100.0%	$(3,091)	(15.0%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to a $2.2 million decrease in recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of customer obligations, partially offset by a $1.6 million increase in software services revenue due to an increase in installed customers and follow-on production support efforts. The decrease in our Enterprise/State revenue was primarily attributable to the non-renewal of two state exchange contracts in 2015. The growth in our Medicare and Private Exchange revenue was primarily attributable to an increase in software services revenue driven by an increase in the number of health plans and broker customers using our platform as of March 31, 2016 as compared to March 31, 2015.

Cost of Revenue

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$12,353	70.4%	$11,321	54.8%	$1,032	9.1%

The increase in cost of revenue was primarily attributable to a $1.0 million increase in professional fees to outside contractors and a $1.3 million increase in amortization of previously deferred implementation costs as an increased number of customers became implemented on our software solutions. These increases were partially offset by a $1.1 million increase in capitalization of deferred implementation costs related to the implementation of new customer software solutions and a $0.2 million decrease in salaries and personnel-related costs.

Segment Gross Margins

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Segment Gross Margin:	(dollars in thousands)
Enterprise/Commercial	$1,914	18.4%	$4,923	44.8%	$(3,009)	(61.1%)
Enterprise/State	188	24.1%	1,714	39.9%	(1,526)	(89.0%)
Medicare	2,825	63.5%	2,276	57.1%	549	24.1%
Private Exchange	277	14.4%	414	29.8%	(137)	(33.1%)

Total Gross Margin	$5,204	29.6%	$9,327	45.2%	$(4,123)	(44.2%)

The Enterprise/Commercial gross margin decrease was driven primarily by an increase in outside contractor costs related primarily to the completion of our post-implementation warranty period efforts in the first quarter of 2016 for a larger customer we implemented in the later part of fourth quarter 2015, the impact of revenue and margin recognized in the first quarter of 2015 triggered by the final customer acceptance of a larger multiple element software and services solution, and a $1.2 million increase in amortization of previously deferred implementation costs resulting from the year-over-year increase in installed customer software solutions. Our Enterprise/Commercial gross margin included $0.1 million of depreciation and amortization for each of the three months ended March 31, 2016 and 2015.

The Enterprise/State gross margin decrease was driven primarily by a $3.5 million decrease in revenue and $2.0 million decrease in cost of revenue. The decrease in revenue and cost of revenue were both primarily attributable to amortization of previously deferred implementation revenue and costs related to two customer arrangements that were not renewed beyond 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended March 31, 2016 and 2015.

The Medicare gross margin increase was driven primarily by a $0.5 million increase in revenue. The increase in revenue was primarily attributable to an increase in the number of health plans and broker customers using our platform, which better leveraged our fixed software and services cost infrastructure. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended March 31, 2016 and 2015.

The Private Exchange gross margin decrease was driven primarily by a $0.5 million increase in revenue and $0.6 million increase in cost of revenue. The increase in revenue was primarily attributable to an increase in the number of customers using our platform, and the increase in cost of revenue was primarily attributable to a higher cost of delivery to support our current and expected customer growth in the segment. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended March 31, 2016 and 2015.

Research and Development

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$5,504	31.3%	$6,528	31.6%	$(1,024)	(15.7%)

The decrease in research and development expense was primarily attributable to a $0.6 million decrease in salaries and personnel-related costs, due to a reduction in incentive compensation. Additionally, we experienced an approximately $0.4 million year-on-year decrease in engineering consulting fees used to assist in product development due to the completion of certain efforts expected to benefit our Enterprise/Commercial and Private Exchange segments.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of revenue.

Sales and Marketing

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,338	13.3%	$2,883	14.0%	$(545)	(18.9%)

The decrease in sales and marketing expense was primarily attributable to a $0.2 million decrease in commission expense associated with lower booking levels in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. Additionally, there was a $0.2 million decrease attributable to our 2015 Client Forum and a $0.1 million decrease in incentive compensation and personnel-related costs, as compared to the three months ended March 31, 2015.

General and Administrative

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,264	18.6%	$3,605	17.5%	$(341)	(9.5%)

The decrease in general and administrative expense was primarily attributable to a $0.2 million decrease in incentive compensation and personnel-related costs and approximately $0.1 million decrease in costs associated with being a public company as compared to the three months ended March 31, 2015, the first full quarter in which we operated as a public company.

Interest Expense

	Three Months Ended March 31,				Period-to-Period Change
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$1,409	8.0%	$1,413	6.8%	$(4)	(0.3%)

The decrease in interest expense was primarily attributable to a lower weighted average cost of debt on our outstanding borrowings, as well as a lower average debt balance during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We fund our operations primarily through cash from operating activities and bank and subordinated debt borrowings. As of March 31, 2016, we have cash and cash equivalents of $0.2 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

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

On April 28, 2016, our shareholders approved the issuance of 52,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and shares of common stock issuable upon conversion of the Preferred Stock pursuant to the Investment Agreement, dated March 11, 2016, by and among the Company, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.

On May 2, 2016 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $52.0 million. Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. The remainder is available for general corporate purposes (see Note 6 and 11 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q).

We believe that cash from operations, the net proceeds from the May 2, 2016 Preferred Stock offering, the expected reductions in our cash used for on-going debt service as a result of the repaying the THL Note, and available capacity under our senior credit facility will provide liquidity to meet anticipated future short-term capital requirements for the next twelve months. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet our covenant requirements of our senior credit facility for the foreseeable future.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, approximately $19.6 million of our outstanding March 31, 2016 borrowings, excluding the $30.0 million THL Note which has been subsequently repaid as discussed above, would become immediately payable, which could adversely affect our financial condition.

Senior Credit Facility

We have a bank credit facility (the Credit Facility) that provides for short-term working capital and long-term investment needs. The Credit Facility provides for $22.5 million of term loans, or Senior Term Loans, and a $10.0 million revolving line of credit, or the Senior Revolving Credit Facility, through January 15, 2018, or the Maturity Date. The Senior Term Loans require quarterly principal payments of $0.3 million, with the unpaid principal balance payable in full on the Maturity Date.

The Senior Term Loans accrue interest at a rate based on LIBOR plus a LIBOR Margin payable monthly. The Senior Revolving Credit Facility accrues interest monthly at a rate based on LIBOR, the Fed Funds Rate or bank’s Prime Rate.

The Credit Facility contains customary representations, warranties and covenants of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. The Credit Facility contains financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. The quarterly building EBITDA covenant sets forth specific levels of cumulative trailing twelve month EBITDA measured on calendar quarter ends. The quarterly building EBITDA covenant ranges from $5.9 million to $9.5 million for the year ending December 31, 2016. The minimum liquidity covenant requires us to maintain a minimum liquidity level of $5.0 million until June 30, 2016, $7.5 million from July 1, 2016 to September 30, 2016, and $10.0 million subsequent to that. Minimum liquidity is defined as the sum of cash and cash equivalents and borrowing capacity available to us under the $10.0 million Senior Revolving Credit Facility. The minimum liquidity covenant expires once we achieve a Fixed Coverage Ratio in excess of 1.25:1.00 for two consecutive quarters. As of March 31, 2016, we were in compliance with financial covenants, and we expect to be in compliance throughout the year ended December 31, 2016.

Subordinated Loans

On March 18, 2013, we entered into a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, for total proceeds of $30.0 million less $0.7 million of original issue discount. The THL Note maturity date is July 15, 2018, with the principal balance payable in full at the maturity date. Interest on the THL Note accrues at a variable rate of LIBOR plus a LIBOR margin, and is payable monthly.

The THL Note contains customary financial covenants, including a quarterly building EBITDA covenant and a minimum liquidity covenant. As of March 31, 2016, we were in compliance with the financial covenants. Subsequent to March 31, 2016 we repaid the $30,000 principal and accrued interest to settle the THL Note (see Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q).

On January 15, 2013, we entered into a subordinated promissory note with the sellers of DRX, or the DRX Seller Note. The DRX Seller Note accrued interest at a rate of 8.0% payable upon the January 15, 2015 maturity date. In January 2015, we repaid the adjusted principal amount of $2.9 million and $0.5 million of interest to settle the DRX Seller Note.

The following table summarizes the principal balances of our outstanding borrowings as of March 31, 2016:

Outstanding Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$783
Credit Facility: Term loans	18,844
Subordinated loans	30,000

$49,627

Cash Flows

Our cash flows were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net cash flows (used in) provided by:
Operating activities	$(5,437)	$(6,259)
Investing activities	(49)	(251)
Financing activities	269	(4,354)

Net (decrease) increase in cash and cash equivalents	$(5,217)	$(10,864)

Operating Activities

For the three months ended March 31, 2016, our net cash and cash equivalents used in operating activities of $5.4 million consisted of a net loss of $7.3 million and $0.2 million of cash used by changes in working capital, partially offset by $2.1 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $5.7 million, partially offset by a $5.0 million decrease in accounts receivable and a $1.1 million increase in accounts payable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. For the three months ended March 31, 2016, we received less cash from upfront implementation services billings than in prior periods, which is largely attributed to a reduction in the amount of ongoing Enterprise/Commercial segment implementation efforts and having one remaining Enterprise/State customer as of March 31, 2016. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

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

While cash flows used in operating activities decreased from the same period last year, cash used in operations for the three months ended March 31, 2016 was affected by the timing of $3.5 million of cash receipts from several large customers which were due in the fourth quarter of 2015 but not received until the first half of January 2016.

Investing Activities

For the three months ended March 31, 2016 and 2015, net cash used in investing activities was less than $0.1 million and $0.3 million, respectively, consisting primarily of the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2016, net cash provided by financing activities was $0.3 million, consisting of $1.0 million of borrowings under our revolving line of credit and $0.1 million of proceeds from the exercise of stock options, partially offset by $0.8 million of repayments of debt.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. There have been no material changes to these contractual obligations since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had a standby letter of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

As an emerging growth company we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, bear interest at rates that are variable. Borrowings under the THL Corporate Finance, Inc. subordinated promissory note bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of March 31, 2016, we had total borrowings of $49.6 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.5 million change in our annual interest expense on our outstanding borrowings as of March 31, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ten largest customers by revenue accounted for 48.2% of our consolidated revenue in 2015. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected. None of our customers exceeded 10% of our revenue in 2015.

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

Our history of incurring substantial levels of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

We have a history of incurring substantial amounts of indebtedness. As of March 31, 2016, our total indebtedness was $49.6 million. Subsequent to March 31, 2016, our shareholders approved and we completed the issuance and sale of $52.0 million of newly created Preferred Stock and used approximately $30.0 million of the proceeds to pay down a portion of our indebtedness as discussed further in the section titled “Liquidity and Capital Resources—Sources of Liquidity”. On a proforma basis, after considering the $30.0 million pay down of debt, we had approximately $19.6 million of indebtedness as of March 31, 2016. Our indebtedness, after including the effects of the $30.0 million pay down of debt, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $26.8 million in goodwill, $10.5 million in other intangible assets and $24.9 million of deferred implementation costs, together representing approximately 85.9% of our total assets as of March 31, 2016. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of March 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of March 31, 2016 and December 31, 2015, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

As of March 31, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 23% of our outstanding common stock. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

None.

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

CONNECTURE, INC.

Date: May 10, 2016	By:	/s/ James P. Purko
James P. Purko
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

4.1	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

10.1.1	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2016

10.1.2.	Amendment No. 1 to Investment Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	May 4, 2016

10.2	Voting Agreement, dated as of March 11, 2016, between Chrysalis Ventures II, L.P. and Francisco Partners IV, L.P.	8-K	001-36778	10.2	March 14, 2016

10.3	Voting Agreement, dated as of March 11, 2016, between GPP – Connecture, LLC and Francisco Partners IV, L.P.	8-K	001-36778	10.3	March 14, 2016

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith