Form 10-Q
period 2016-06-30
CONNECTURE INC
filed 2016-08-09
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, there were 22,344,064 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of June 30, 2016	As of December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,980	$5,424
Accounts receivable — net of allowances	9,769	10,792
Prepaid expenses and other current assets	955	652

Total current assets	29,704	16,868
PROPERTY AND EQUIPMENT — Net	2,227	2,109
GOODWILL	29,411	26,779
OTHER INTANGIBLE ASSETS — Net	12,304	11,392
DEFERRED IMPLEMENTATION COSTS	24,376	24,565
OTHER ASSETS	1,135	976

TOTAL ASSETS	$99,157	$82,689

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,876	$6,853
Accrued payroll and related liabilities	4,373	3,560
Other liabilities	1,354	2,188
Current maturities of debt	2,110	1,441
Deferred revenue	32,373	34,049

Total current liabilities	48,086	48,091
DEFERRED REVENUE	15,036	18,529
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	33,197	46,964
OTHER LONG-TERM LIABILITIES	235	262

Total liabilities	96,577	113,869

COMMITMENTS AND CONTINGENCIES (Note 5)

REDEEMABLE PREFERRED STOCK - SERIES A	49,936	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of June 30, 2016 and December 31, 2015, and 22,277,985 and 22,063,357 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	102,624	101,546
Accumulated deficit	(149,807)	(132,571)
Treasury stock, at cost	(195)	(177)

Total stockholders’ deficit	(47,356)	(31,180)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$99,157	$82,689

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE	$18,729	$23,393	$36,286	$44,041

COST OF REVENUE	13,663	14,019	26,016	25,340

GROSS MARGIN	5,066	9,374	10,270	18,701

OPERATING EXPENSES:
Research and development	5,860	6,056	11,364	12,584
Sales and marketing	3,092	2,302	5,430	5,185
General and administrative	3,273	3,858	6,537	7,463

Total operating expenses	12,225	12,216	23,331	25,232

LOSS FROM OPERATIONS	(7,159)	(2,842)	(13,061)	(6,531)

OTHER EXPENSES:

Interest expense	858	1,424	2,267	2,837
Other expense, net	1,883	1	1,883	9

Total other expenses	2,741	1,425	4,150	2,846

LOSS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(9,900)	(4,267)	(17,211)	(9,377)

BENEFIT (PROVISION) FOR INCOME TAXES	—	8	(25)	19

NET LOSS	$(9,900)	$(4,259)	$(17,236)	$(9,358)

COMPREHENSIVE LOSS	$(9,900)	$(4,259)	$(17,236)	$(9,358)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.47)	$(0.20)	$(0.81)	$(0.43)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,217,696	21,710,951	22,164,984	21,703,483

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

(In thousands, except shares and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred Stock dividends, Series A			(650)			(650)
Stock-based compensation expense			1,411			1,411
Exercise of stock options and issuance of other stock awards	222,127		317			317
Treasury stock acquired	(7,499)			(18)		(18)
Net loss					(17,236)	(17,236)

BALANCES — June 30, 2016	22,277,985	$22	$102,624	$(195)	$(149,807)	$(47,356)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2015	21,689,223	$22	$96,365	$—	$(125,228)	$(28,841)
Stock-based compensation expense			1,886			1,886
Exercise of stock options and vesting of restricted stock units	150,781		246			246
Net loss					(9,358)	(9,358)

BALANCES — June 30, 2015	21,840,004	$22	$98,497	$—	$(134,586)	$(36,067)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,236)	$(9,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,277	2,550
Stock-based compensation expense	1,411	1,886
Interest accretion on financing obligations	232	624
Other adjustments	1,883	45
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	1,529	2,534
Prepaid expenses and other assets	(444)	277
Deferred implementation costs	189	644
Accounts payable	748	689
Accrued expenses and other liabilities	(339)	999
Deferred revenue	(5,718)	(14,136)

Net cash used in operating activities	(15,468)	(13,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(643)	(407)
Business acquisition, net of cash acquired	(4,683)	—

Net cash used in investing activities	(5,326)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	3,550	—
Repayments under revolving line of credit	(3,550)	(340)
Borrowings of term debt	16,156	—
Repayments of term debt	(30,281)	(3,462)
Payment of financing fees	(1,063)	—
Proceeds from preferred stock, net	49,286	—
Other	252	(752)

Net cash provided by (used in) financing activities	34,350	(4,554)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,556	(18,207)
CASH AND CASH EQUIVALENTS — Beginning of period	5,424	28,252

CASH AND CASH EQUIVALENTS — End of period	$18,980	$10,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,899	$3,108

Cash paid for income taxes	$27	$18

Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$22	$153

Accrued preferred stock dividends	$650	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(Dollars in thousands, except share and per share data information)

1.	DESCRIPTION OF BUSINESS

Connecture, Inc. and its subsidiaries, including DestinationRx, Inc., (“DRX”), RxHealth Insurance Agency, Inc., ConnectedHealth, LLC, and Insurix, Inc. (collectively, the “Company”), is a Delaware corporation. The Company is a web-based consumer shopping, enrollment and retention platform for health insurance distribution in the United States. The Company’s solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. The Company’s solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. The Company’s customers are health insurance marketplace operators, including health plans, brokers and exchange operators. The Company’s solutions automate key functions in the health insurance distribution process, allowing its customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Connecture, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company had $18,730 interest-bearing amounts on deposit in excess of federally insured limits as of June 30, 2016.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. No customers accounted for 10% or greater of total accounts receivable as of June 30, 2016 or December 31, 2015. The Company had the following customers that accounted for 10% or greater of total revenue:

	Revenue
Customers	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
A	<10.0%	11.7%
B	<10.0%	13.1%
C	10.2%	<10.0%

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

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of June 30 2016, the Company has a non-hosted arrangement with one remaining Enterprise/State customer.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and six months ended June 30, 2016 and 2015.

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

Basic and Diluted Net Loss Per Common Share—The Company uses the two-class method to compute net earnings per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company’s redeemable convertible preferred stock are entitled to participate in distributions, when and if declared by the Board of Directors that are made to common stockholders, and as a result are considered participating securities.

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods in which the Company has an accumulated retained deficit, as the holders of the participating securities have no obligation to fund losses. Due to net losses for the three and six months ended June 30, 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company for the fiscal year ended December 31, 2019; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	7,538,889	—	3,790,270	—
Restricted Stock Units	—	131,813	—	44,734
Stock options	144,374	1,170,373	286,046	1,165,980

Total anti-dilutive common share equivalents	7,683,263	1,302,186	4,076,316	1,210,714

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,900)	$(4,259)	$(17,236)	$(9,358)
Less: Preferred stock dividends	(650)	—	(650)	—

Net loss attributable to common stock	$(10,550)	$(4,259)	$(17,886)	$(9,358)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,217,696	21,710,951	22,164,984	21,703,483

Net loss per common share, basic and diluted	$(0.47)	$(0.20)	$(0.81)	$(0.43)

4.	CONNECTEDHEALTH ACQUISITION

On June 7, 2016, the Company completed the acquisition of all equity units of ConnectedHealth, LLC (“ConnectedHealth”) for a cash purchase price of $4,683, net of cash acquired, using available excess cash. ConnectedHealth is a benefits technology company with a software and services platform that makes it easier for consumers and employees to shop for personalized insurance benefits online. The Company completed the acquisition to acquire ConnectedHealth’s software technology.

The acquisition of ConnectedHealth was accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date based on valuations using the income approach. The excess of purchase price over the estimated fair values of tangible assets, intangible assets and assumed liabilities was recorded as goodwill.

The initial allocation of the purchase price for ConnectedHealth as of June 30, 2016, is as follows:

Cash and cash equivalents	$25
Trade accounts receivable	506
Prepaid expenses and other current assets	31
Goodwill and intangible assets	5,232
Other long-term assets	53
Accounts payable and other current liabilities	(940)
Other long-term liabilities	(199)

Total purchase price	$4,708

The goodwill is primarily attributable to synergies with the software and services that ConnectedHealth provides and the anticipated value of selling the Company’s software and services to ConnectedHealth’s existing client base. The purchase price allocation is preliminary as the Company has not completed its analysis to estimate the fair value of intangible assets. The goodwill and intangible assets have been assigned to the Private Broker Exchange segment. The goodwill and intangible assets are not deductible for income tax purposes.

Revenue and net income attributable to ConnectedHealth from the acquisition date through June 30, 2016 were not meaningful. The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of ConnectedHealth had occurred on January 1, 2015. The information is not indicative of the Company’s operating results which would have occurred had the acquisition been consummated as of that date. The pro forma information below does not include anticipated synergies, the impact of purchase accounting adjustments or certain other expected benefits of the acquisition and should not be used as a predictive measure of the Company’s future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Pro forma	2016	2015	2016	2015
Total revenue	$18,972	$23,820	$37,256	$45,217
Net (loss)	(9,947)	(5,898)	(17,909)	(12,347)
Net (loss) per share - basic and diluted	(0.45)	(0.27)	(0.81)	(0.57)

The pro forma financial information has been adjusted, where applicable, for: (i) amortization of acquired intangible assets, (ii) additional interest expense on acquisition financing, and (iii) the income tax effect of the pro forma adjustments.

The acquisition related expenses were approximately $100 and have been recorded in General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of June 30, 2016 and December 31, 2015. Goodwill consists of following as of June 30, 2016 and December 31, 2015:

	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
December 31, 2015	$7,732	$—	$14,711	$4,336	$26,779
Acquisition	—	—	—	2,632	2,632

June 30, 2016	$7,732	$—	$14,711	$6,968	$29,411

The Company acquired ConnectedHealth, LLC on June 7, 2016, and has not completed its purchase price allocation of acquired intangible assets. On a preliminary basis we have recorded a $2,600 acquired technology intangible asset. Adjustments to the $2,632 preliminary goodwill will be recorded when the Company’s valuation of acquired intangible assets is complete.

Other Intangibles Assets—Other intangible assets consist of the following at June 30, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Customer Relationship	3-10	$7,298	$(2,706)	$4,592
Covenants Not to Compete	2.5-5	800	(800)	—
Acquired Technology	3-5	14,392	(8,616)	5,776
Trademarks	10	2,800	(968)	1,832
Software	3	1,764	(1,660)	104

		$27,054	$(14,750)	$12,304

Other intangible assets consist of the following at December 31, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Customer Relationship	3-10	$7,298	$(2,346)	$4,952
Covenants Not to Compete	2.5-5	800	(798)	2
Acquired Technology	3-5	11,792	(7,566)	4,226
Trademarks	10	2,800	(828)	1,972
Software	3	1,764	(1,524)	240

		$24,454	$(13,062)	$11,392

Amortization expense for the three months ended June 30, 2016 and 2015 was $797 and $1,041, respectively, and $1,688 and $2,073 for the six months ended June 30, 2016 and 2015, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2016	$1,849
2017	3,613
2018	1,613
2019	1,520
2020	1,520
thereafter	2,189

Total future amortization expense	$12,304

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the three months ended June 30, 2016 and 2015, was $451 and $437, respectively, and $887 and $862 for the six months ended June 30, 2016 and 2015, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at June 30, 2016 and December 31, 2015.

Indemnifications—The Company provides certain indemnifications from time to time in the normal course of business to its customers in its professional services and software license agreements and to strategic partners through certain insurance industry association marketing agreements that contain certain indemnifications for claims that may arise from acts or omissions, patent or trademark infringement, breach of contractual representations and warranties or intentional or grossly negligent acts. These indemnifications may require the Company to reimburse the indemnified party for losses suffered or incurred by the indemnified party. In the opinion of management, the liabilities, if any, which may result from such indemnifications are not expected to have a material effect on the Company’s consolidated financial statements.

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

7.	DEBT

Debt consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Senior term loans	$35,000	$19,125
Senior revolving credit facility	360	316
Subordinated loans	—	30,000

	35,360	49,441
Less: original issue discounts and deferred financing costs	(53)	(1,036)
Less: current maturities of debt	(2,110)	(1,441)

Long-term debt	$33,197	$46,964

Senior Debt—The Company has a bank credit facility that provides for short-term working capital and long-term investment needs (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s assets.

On June 8, 2016, the Credit Facility was amended and restated (the “Amended Credit Facility”), to (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10,000 of revolving credit through the maturity date (the “Senior Revolving Credit Facility”), (iii) increase the term loan funding to $35,000 from approximately $20,000 at June 8, 2016 (the “Senior Term Loans”), (iv) increase the quarterly term loan repayment amount to $438, beginning June 30, 2016, from $281, and (v) replace existing covenants with (a) a net leverage ratio covenant beginning with the quarter ending September 30, 2016 and continuing for each quarter thereafter and a minimum liquidity requirement of $10,000 at all times, in each case until the Company achieves trailing twelve month EBITDA of greater than $10.0 million and (b) thereafter a fixed coverage ratio covenant of 1.25:1.00 on a quarter-end basis through September 30, 2018 and 1:50:1.00 on a quarter end basis thereafter. The net leverage ratio covenant, as defined, requires that the Company maintain a Funded Debt less Qualified Cash to EBITDA ratio on a quarter-end basis of 4:1 beginning September 30, 2016 and declining to 1.75:1 for the quarter ended September 30, 2018.

The applicable interest rates on the term loan and revolving credit facility have been replaced with variable rates equal to base rate plus 2.75% to 4.25% or LIBOR rate plus 3.75% to 5.25% based on achievements with respect to net leverage and total leverage. As of June 30, 2016, the interest rate on our outstanding Senior Term Loans and the Senior Revolving Credit Facility were 5.90% and 8.00%, respectively.

The Amended Credit Facility was accounted for as an extinguishment of debt resulting in the immediate recognition of $381 of previous deferred financing costs, which was recorded in Other expense, net in the statements of operations for the three and six months ended June 30, 2016.

The Amended Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions.

As of June 30, 2016, the Company was in compliance with the financial covenants, and expects to be in compliance throughout the year ended December 31, 2016.

THL Promissory Note—The Company had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”) for total proceeds of $30,000 less $683 of original issue discount, or OID. On May 3, 2016, the Company repaid the $30,000 principal and accrued interest to settle the THL Note. The early extinguishment of the THL Note triggered a $560 breakage fee and the immediate recognition of the remaining $480 of OID and deferred financing costs, which were recorded in Other expense, net in the statements of operations for the three and six months ended June 30, 2016.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of June 30, 2016 and December 31, 2015 approximates the carrying value.

8.	STOCKHOLDERS’ DEFICIT

The Company recognized stock-based compensation expense of $599 and $1,169 for the three months ended June 30, 2016 and 2015, respectively, and $1,411 and $1,886 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, approximately $4,785 of total unrecognized compensation expense related to unvested stock options and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. The maximum contractual term of equity awards is 10 years.

Common Stock—As of June 30, 2016 and December 31, 2015, the Company has authorized the issuance of 75,000,000 shares of common stock, par value of $0.001 per share.

Preferred Stock— On May 2, 2016, the Company issued and sold newly created Series A Convertible Preferred Stock (the “Preferred Stock”) for an aggregate purchase price of $52,000. The shares of Preferred Stock are convertible into shares of the Company’s common stock (the “Conversion Shares”) at the option of the investors at any time. Beginning in 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the common stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Preferred Stock is convertible into a number of Conversion Shares equal to (i) the sum of (a) the original purchase price, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $4.50 per share, subject to customary anti-dilution adjustments).

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

Reserved Shares—As of June 30, 2016, the Company has 44,469 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the 2014 “Plan”). The 2014 Plan provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by the smaller of (a) 2.00% of the number of issued and outstanding shares of common stock on the immediately preceding December 31, or (b) an amount determined by the Company’s Board.

At June 30, 2016, a total of 239,034 shares of common stock have been reserved for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

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

Stock Options—A summary of stock option activity for the six months ended June 30, 2016 and 2015 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	1,838,082	$1.93	7.39
Granted	508,400	$11.37
Exercised	(134,282)	$1.83		$1,235
Forfeited	—	$—

Outstanding — June 30, 2015	2,212,200	$4.11	7.99	$14,277

Outstanding — January 1, 2016	2,306,726	$4.16	7.59
Granted	372,200	$2.89
Exercised	(101,253)	$1.85		$97
Forfeited	(224,550)	$8.39

Outstanding — June 30, 2016	2,353,123	$3.66	7.43	$578

Exercisable — June 30, 2016	1,380,485	$2.18	6.39	$522

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the six months ended June 30, 2016 and 2015 was $1.14 and $5.09, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions used for estimating the fair value of options granted for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Common stock share value	$2.89	$11.37
Expected life (years)	4.00	5.13
Volatility	50.00%	50.00%
Interest rate	0.95%	1.46%
Dividend yield	0.00%	0.00%

The Company currently estimates volatility by using the weighted-average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rates used for options granted in the six months ended June 30, 2016 were 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the six months ended June 30, 2016 and 2015 is presented below:

	Shares	Average Fair Value per Share(c)	Average Life (Years)(d)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	—	$—
Granted	515,250	$10.80
Vested	(16,500)	$9.83		$165
Forfeited	(6,000)	$11.37

Outstanding — June 30, 2015	492,750	$10.83	2.37	$5,203

Outstanding — January 1, 2016	570,790	$8.35
Granted	394,800	$2.61
Vested	(40,454)	$10.36		$109
Forfeited	(59,736)	$11.32

Outstanding — June 30, 2016	865,400	$5.43	2.75	$1,956

(c)	Weighted-average grant date fair value
(d)	Weighted-average contractual life remaining

The Company recognizes the grant date fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting, which is generally three years from the date of grant. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

Employee Stock Purchase Plan—In November 2014, the Company’s Board of Directors approved the ESPP, which is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a specific amount or designated percentage to purchase shares of the Company’s common stock at 90% of the lower of the fair market value on the first day of trading of the offering period or on the purchase date. In no event will an employee be granted ability under the ESPP that would permit the purchase of common stock with a fair market value in excess of $25 in any calendar year. The ESPP is designed to comply with Section 423 of the Code, and thus is eligible for the favorable tax treatment afforded by Section 423.

During the six months ended June 30, 2016, 80,420 shares were purchased under the ESPP. No shares were purchased under the ESPP during the six months ended June 30, 2015.

9.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of less than 1.00% for the three and six months ended June 30, 2016 and 2015, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

10.	RELATED PARTIES

On May 2, 2016, a Chrysalis Ventures II, L.P., a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016, purchased $2,000 of the Preferred Stock offered in the transaction discussed in Note 8. A member of the Company’s Board of Directors is the chairman of the general partner of Chrysalis Ventures II, L.P.

The Company paid $2,900 of principal and $480 of interest to settle the subordinated promissory note with the sellers of DRX (the “DRX Seller Note”) during the six months ended June 30, 2015. Current employees of the Company, including the Company’s current Chief Innovation Officer, New Markets, were employees and stockholders of DRX at the time of its acquisition, and as previous stockholders of DRX they received an interest in the DRX Seller Note. The $480 interest was paid to two related party stockholders, or entities controlled by the stockholders of the Company, pursuant to a note guarantee agreement the DRX sellers had with such related parties.

11.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Enterprise/Commercial	$11,365	$13,878	$21,774	$24,863
Enterprise/State	887	3,919	1,668	8,210
Medicare	4,456	4,210	8,906	8,193
Private Exchange	2,021	1,386	3,938	2,775

Consolidated revenue	$18,729	$23,393	$36,286	$44,041

Gross margin by segment:
Enterprise/Commercial	$2,272	$4,876	$4,186	$9,799
Enterprise/State	134	1,811	322	3,525
Medicare	2,726	2,332	5,551	4,608
Private Exchange	(66)	355	211	769

Consolidated gross margin	$5,066	$9,374	$10,270	$18,701

Consolidated operating expenses:
Research and development	$5,860	$6,056	$11,364	$12,584
Sales and marketing	3,092	2,302	5,430	5,185
General and administrative	3,273	3,858	6,537	7,463

Total consolidated operating expenses	$12,225	$12,216	$23,331	$25,232

Consolidated loss from operations	$(7,159)	$(2,842)	$(13,061)	$(6,531)

Depreciation and amortization by segment:
Enterprise/Commercial	$165	$134	$326	$271
Enterprise/State	8	24	17	48
Medicare	644	640	1,288	1,281
Private Exchange	214	237	448	469
Corporate	61	245	198	481

Consolidated depreciation and amortization	$1,092	$1,280	$2,277	$2,550

Identifiable assets by segment are as follows:

	As of June 30, 2016	As of December 31, 2015
Indentifiable assets by segment:
Enterprise/Commercial	$32,887	$33,857
Enterprise/State	1,216	1,975
Medicare	26,471	26,198
Private Exchange	15,254	11,255
Corporate	23,329	9,404

Consolidated assets	$99,157	$82,689

All Company assets were held and all revenue was generated in the United States during the six months ended June 30, 2016 and 2015.

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

We serve four separate but related market segments: Enterprise/Commercial, Enterprise/State, Medicare and Private Exchange. Our largest market segment is the Enterprise/Commercial market, in which we sell our solutions to health plans. Our Enterprise/State segment sells our sales automation solutions to one state government as of June 30, 2016, allowing it to offer customized individual and small group exchanges. Our Medicare segment sells web-based Medicare plan comparison and enrollment tools to a variety of different customers, including health plans, pharmacy benefit managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. Lastly, our Private Exchange segment sells comprehensive defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators. We believe our presence in these markets and resulting access to such a broad and diverse customer base gives us a strong position at the center of the health insurance distribution marketplace.

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

We also derive a small portion of our revenue from commissions earned on annual member enrollments in which our health plan network and software solutions are used in connection with each enrollment.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the amount of our customer agreements that we have not yet billed, which was approximately $95.7 million and $89.7 million as of June 30, 2016 and December 31, 2015, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2015 revenue, the customers that can terminate their contract for convenience upon written notice represented $23.6 million, or 25.1% of our Contracted Backlog balance as of June 30, 2016, of which one Medicare segment customer represents approximately $12.2 million or 13.0% of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of June 30, 2016 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2016	$28.0
2017	30.7
2018	18.3
2019	11.1
Thereafter	7.6

TOTAL	$95.7

We expect that the amount of our Contracted Backlog relative to the total value of our contracts will change from period to period for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer contracts, varying invoicing cycles of customer contracts, potential customer upsells dependent on our customer contracts, the specific timing of customer renewal and changes in customer financial circumstances. Our Contracted Backlog does not reflect any estimated variable usage fees. Accordingly, we believe that fluctuations in our Contracted Backlog may not be a reliable indicator of our future revenue beyond one year.

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there were one and two customers as of June 30, 2016 and 2015, respectively). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended June 30, 2016 and 2015, our Software Revenue Retention Rate was greater than 92%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$5,066	$9,374	$10,270	$18,701
Depreciation and amortization	921	952	1,862	1,900
Stock-based compensation expense	187	277	349	424

Adjusted Gross Margin	$6,174	$10,603	$12,481	$21,025

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(9,900)	$(4,259)	$(17,236)	$(9,358)
Depreciation and amortization	1,092	1,280	2,277	2,550
Interest expense	858	1,424	2,267	2,837
Other expense, net	1,883	1	1,883	9
Income tax (benefit) provision	—	(8)	25	(19)
Stock-based compensation expense	599	1,169	1,411	1,886

Total Net Adjustments	$4,432	$3,866	$7,863	$7,263

Adjusted EBITDA	$(5,468)	$(393)	$(9,373)	$(2,095)

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are contracted rates based on the number of software solutions modules being used for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Software services revenue accounted for approximately 70.8% and 65.2% of our total revenue during the six months ended June 30, 2016 and 2015, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, and typically include discovery, configuration and deployment, integration, testing and training. In general, it takes from six to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue accounted for approximately 28.6% and 34.0% of our total revenue during the six months ended June 30, 2016 and 2015, respectively.

We also derive a small portion of other revenue from commissions earned on annual member enrollments in which our health plan network and software solutions are used in connection with each enrollment.

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

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for administrative, finance and accounting, information systems, legal, information technology and human resource employees. Additional expenses include consulting and professional fees, insurance and other corporate expenses, and travel. Our general and administrative expenses have increased as a result of operating as a public company and include costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, increased costs of directors’ and officers’ liability insurance, increased professional services expenses and costs associated with an enhanced investor relations function.

Other Expenses

Other expenses primarily consists of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities and fees paid to amend and terminate financing obligations and notes.

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At June 30, 2016 and December 31, 2015, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except share and per share amounts)
Revenue	$18,729	$23,393	$36,286	$44,041
Cost of Revenue (1)	13,663	14,019	26,016	25,340

Gross Margin	5,066	9,374	10,270	18,701

Operating Expenses:
Research and Development (1)	5,860	6,056	11,364	12,584
Sales and Marketing (1)	3,092	2,302	5,430	5,185
General and Administrative (1)	3,273	3,858	6,537	7,463

Total Operating Expenses	12,225	12,216	23,331	25,232

Loss from Operations	(7,159)	(2,842)	(13,061)	(6,531)

Other Expenses:
Interest Expense	858	1,424	2,267	2,837
Other Expense, net	1,883	1	1,883	9

Loss before Income Taxes	(9,900)	(4,267)	(17,211)	(9,377)

Income Tax Benefit (Expense)	—	8	(25)	19

Net Loss	$(9,900)	$(4,259)	$(17,236)	$(9,358)

Net loss per common share - basic and diluted	$(0.47)	$(0.20)	$(0.81)	$(0.43)

Weighted Average Common Shares Outstanding - basic and diluted	22,217,696	21,710,951	22,164,984	21,703,483

Other Financial Data:
Adjusted gross margin	6,174	10,603	12,481	21,025
Adjusted EBITDA	(5,468)	(393)	(9,373)	(2,095)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of Revenue	$187	$277	$349	$424
Research and Development	56	327	243	542
Sales and Marketing	79	142	195	188
General and Administrative	277	423	624	732

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	73.0%	59.9%	71.7%	57.5%

Gross Margin	27.0%	40.1%	28.3%	42.5%

Operating Expenses:
Research and Development	31.3%	25.9%	31.3%	28.6%
Sales and Marketing	16.5%	9.8%	15.0%	11.8%
General and Administrative	17.5%	16.5%	18.0%	16.9%

Total Operating Expenses	65.3%	52.2%	64.3%	57.3%

Loss from Operations	(38.2%)	(12.1%)	(36.0%)	(14.8%)

Other Expenses:
Interest Expense	4.6%	6.1%	6.2%	6.4%
Other Expense, net	10.1%	0.0%	5.2%	0.0%

Loss before Income taxes	(52.9%)	(18.2%)	(47.4%)	(21.3%)

Income Tax Benefit (Expense)	0.0%	0.0%	(0.1%)	(0.1%)

Net Loss	(52.9%)	(18.2%)	(47.5%)	(21.2%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$11,365	$13,878	$21,774	$24,863
Enterprise/State	887	3,919	1,668	8,210
Medicare	4,456	4,210	8,906	8,193
Private Exchange	2,021	1,386	3,938	2,775

Total Revenue	$18,729	$23,393	$36,286	$44,041

Gross Margin:
Enterprise/Commercial	$2,272	$4,876	$4,186	$9,799
Enterprise/State	134	1,811	322	3,525
Medicare	2,726	2,332	5,551	4,608
Private Exchange	(66)	355	211	769

Total Gross Margin	$5,066	$9,374	$10,270	$18,701

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Type:	(dollars in thousands)
Software services	$12,761	68.2%	$15,891	67.9%	$(3,130)	(19.7%)
Professional services	5,869	31.3%	7,477	32.0%	(1,608)	(21.5%)
Other	99	0.5%	25	0.1%	74	296.0%

Total revenue	$18,729	100.0%	$23,393	100.0%	$(4,664)	(19.9%)

The decline in software services revenue was primarily attributable to a $2.3 million decrease resulting from the 2015 non-renewal of two state exchange contracts and a $1.4 million decrease in the volume of software services delivered to several Enterprise/Commercial customers, partially offset by increases in software services delivered to Medicare and Private Exchange customers added during the past year. The decrease in professional services revenue was attributable to the impact of the $3.6 million one-time professional services revenue that was recognized in 2015 upon the termination of our contractual relationship of two Enterprise/Commercial customers in the three months ended June 30, 2015, and a $0.7 million decrease related to the previously mentioned 2015 non-renewal of two state exchange contracts, partially offset by a $2.7 million increase attributable to year-over-year growth in customers implemented on our software solutions in all segments other than Enterprise/State.

Segment Revenue

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Segment:	(dollars in thousands)
Enterprise/Commercial	$11,365	60.6%	$13,878	59.3%	$(2,513)	(18.1%)
Enterprise/State	887	4.6%	3,919	16.8%	(3,032)	(77.4%)
Medicare	4,456	23.8%	4,210	18.0%	246	5.8%
Private Exchange	2,021	11.0%	1,386	5.9%	635	45.8%

Total Revenue	$18,729	100.0%	$23,393	100.0%	$(4,664)	(19.9%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to the impact of the $3.6 million one-time professional services revenue recognized in the three months ended June 30, 2015 upon the termination of our contractual relationship with two Enterprise/Commercial customers, partially offset by an increase in other professional services revenue from an increase in installed customers. The decrease in our Enterprise/State revenue was primarily attributable to the non-renewal of two state exchange contracts in 2015. The growth in our Medicare and Private Exchange revenue was primarily attributable to an increase in software services revenue driven by an increase in the number of health plans and broker customers using our software solutions as of June 30, 2016 as compared to the three months ended June 30, 2015.

Cost of Revenue

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$13,663	73.0%	$14,019	59.9%	($356)	(2.5%)

The decrease in cost of revenue was primarily attributable to a $0.3 million increase in salaries and personnel-related costs and professional fees to outside contractors, partially offset by a $0.7 million increase in capitalization of deferred implementation costs related to the implementation of new customer software solutions. The increase in personnel-related costs and professional fees to outside contractors primarily related to certain of our Enterprise/Commercial segment customers. We have taken actions to reduce the use of variable outside contractor labor and costs in the second half of 2016, which we believe will reduce our cost of revenue and improve our gross margins.

As a percentage of revenue, our costs of revenue increased primarily due to a reduction of Enterprise/State and Enterprise/Commercial revenue from add on software service projects completed in the three months ended June 30, 2016 as compared to June 30, 2015 and the relatively fixed cost structure of the Enterprise/Commercial segment.

Segment Gross Margins

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Segment Gross Margin:	(dollars in thousands)
Enterprise/Commercial	$2,272	20.0%	$4,876	35.1%	$(2,604)	(53.4%)
Enterprise/State	134	15.1%	1,811	46.2%	(1,677)	(92.6%)
Medicare	2,726	61.2%	2,332	55.4%	394	16.9%
Private Exchange	(66)	(3.3%)	355	25.6%	(421)	(118.6%)

Total Gross Margin	$5,066	27.0%	$9,374	40.1%	$(4,308)	(46.0%)

The decrease in Enterprise/Commercial gross margin was driven primarily by a $3.6 million decrease in revenue and a $2.6 million decrease in costs of revenue related to the termination of our contractual relationship with two Enterprise/Commercial customers during the comparative three months ended June 30, 2015, and a decrease in completed add on software services with existing installed customers in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in revenue, our relatively fixed cost structure, and what we believe to be a temporary increase in professional fees to outside contractors related to certain of our Enterprise/Commercial customers have decreased gross margins as a percentage of revenue. Our Enterprise/Commercial gross margin included $0.1 million depreciation and amortization for each of the three months ended June 30, 2016 and 2015.

The decrease in Enterprise/State gross margin was driven primarily by a decrease in revenue and in cost of revenue, both primarily attributable to two customer arrangements that were not renewed beyond 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended June 30, 2016 and 2015.

The increase in Medicare gross margin was attributed to a $0.2 million increase in revenue primarily related to an increase in the number of health plans and broker customers using our platform and a $0.1 million decrease in cost of revenue primarily related to a decrease in share-based and incentive compensation in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended June 30, 2016 and 2015.

The decrease in Private Exchange gross margin was driven primarily by a $0.6 million increase in revenue and $1.0 million increase in cost of revenue. The increase in revenue was primarily attributable to an increase in the number of customers using our platform, and the increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment and $0.4 million of integration costs associated with the June 7, 2016 acquisition of ConnectedHealth, LLC. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended June 30, 2016 and 2015.

Research and Development

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$5,860	31.3%	$6,056	25.9%	($196)	(3.2%)

The decrease in research and development expense was primarily attributable to a $0.3 million decrease in salaries and personnel-related costs, inclusive of reductions in share-based and incentive compensation, partially offset by an increase in engineering consulting fees used to assist in product development efforts expected to benefit our Enterprise/Commercial and Private Exchange segments, as compared to the three months ended June 30, 2015.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of revenue.

Sales and Marketing

	Three Months Ended June 30
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$3,092	16.5%	$2,302	9.8%	$790	34.3%

The increase in sales and marketing expense was primarily attributable to increasing our sales and marketing headcount as we make efforts to expand our existing customer relationships and expand the end markets we serve. Additionally, the increase includes discrete costs related to the end of service by our former Executive Vice President of Sales and Marketing and a $0.3 million increase in commission expense associated with higher commissionable bookings in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

General and Administrative

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,273	17.5%	$3,858	16.5%	($585)	(15.2%)

The decrease in general and administrative expense was primarily attributable to a $0.6 million decrease in personnel costs, inclusive of reductions in share-based and incentive compensation, along with a $0.2 million decrease in amortization resulting from the full amortization of a covenant not to compete from our January 2013 DRX acquisition, partially offset by approximately $0.1 million of expenditures related to our June 7, 2016 acquisition of ConnectedHealth, LLC.

Interest Expense

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$858	4.6%	$1,424	6.1%	($566)	(39.7%)

The decrease in interest expense was primarily attributable to a lower average debt balance, as well as lower weighted average cost of debt on our outstanding borrowings during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes, and our June 8, 2016 amendment and restatement of our bank credit facility.

Given our borrowings as of June 30, 2016, and our anticipated average outstanding borrowings for the remainder of 2016, we expect our third and fourth quarter 2016 interest expense will be lower than the comparative periods of 2015.

Other Expense, Net

	Three Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$1,883	10.1%	$1	*	$1,882	*

*	Not meaningful

The increase in other expense, net was primarily due to a $0.6 million breakage fee and the $0.5 million recognition of OID and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Type:	(dollars in thousands)
Software services	$25,677	70.8%	$28,706	65.2%	$(3,029)	(10.6%)
Professional services	10,383	28.6%	14,986	34.0%	(4,603)	(30.7%)
Other	226	0.6%	349	0.8%	(123)	(35.2%)

Total revenue	$36,286	100.0%	$44,041	100.0%	$(7,755)	(17.6%)

The decline in software services revenue was primarily attributable to a $4.6 million decrease resulting from the 2015 non-renewal of two state exchange contracts, partially offset by increases in software services delivered to Medicare and Private Exchange customers added during the past year. The decrease in professional services revenue was attributable to the 2015 accelerated recognition of the $3.6 million of revenue recognized upon the termination of our contractual relationship with two Enterprise/Commercial customers in the six months ended June 30, 2015, and a $1.9 million decrease related to the previously mentioned 2015 non-renewal of two state exchange contracts, partially offset by an increase attributable to year-over-year growth in customers implemented on our software solutions in all segments other than Enterprise/State.

As a percent of total revenue, software services was higher and professional services was lower, respectively, as compared to the six months ended June 30, 2015, due to the impact of the $3.6 million one-time professional services revenue that was recognized upon termination of the two Enterprise/Commercial customers in the six months ended June, 30, 2015.

Segment Revenue

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue by Segment:	(dollars in thousands)
Enterprise/Commercial	$21,774	60.0%	$24,863	56.5%	$(3,089)	(12.4%)
Enterprise/State	1,668	4.6%	8,210	18.6%	(6,542)	(79.7%)
Medicare	8,906	24.5%	8,193	18.6%	713	8.7%
Private Exchange	3,938	10.9%	2,775	6.3%	1,163	41.9%

Total Revenue	$36,286	100.0%	$44,041	100.0%	$(7,755)	(17.6%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to the impact of the $3.6 million one-time professional services revenue recognized in the six months ended June 30, 2015 upon the termination of our contractual relationship with two Enterprise/Commercial customers, partially offset by an increase in software services and professional services revenue from an increase in installed customers. The decrease in our Enterprise/State revenue was primarily attributable to the non-renewal of two state exchange contracts in 2015. The growth in our Medicare and Private Exchange revenue was primarily attributable to an increase in software services revenue driven by an increase in the number of health plans and broker customers using our platform as of June 30, 2016 as compared to the six months ended June 30, 2015.

Cost of Revenue

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$26,016	71.7%	$25,340	57.5%	$676	2.7%

The increase in cost of revenue was primarily attributable to a $0.9 million increase in professional fees to outside contractors driven primarily by an increase in outside contractor costs related primarily to the completion of our post-implementation warranty period efforts in the first quarter of 2016 for a large customer we implemented in the later part of fourth quarter 2015, a $1.4 million increase in amortization of previously deferred implementation costs as an increased number of customers became implemented on our software solutions and a $0.2 million increase in salaries and personnel-related and other costs. These increases were partially offset by a $1.8 million increase in capitalization of deferred implementation costs related to the implementation of new customer software solutions.

As a percentage of revenue our costs of revenue increased, primarily due to a reduction of Enterprise/State and Enterprise/Commercial revenue from add on software services projects completed in the six months ended June 30, 2016 as compared to June 30, 2015, while our relatively fixed cost structure of the Enterprise/Commercial segment remained, in addition to an increase in our post-implementation warranty period efforts in the first quarter of 2016 as discussed above.

Segment Gross Margins

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Segment Gross Margin:	(dollars in thousands)
Enterprise/Commercial	$4,186	19.2%	$9,799	39.4%	$(5,613)	(57.3%)
Enterprise/State	322	19.3%	3,525	42.9%	(3,203)	(90.9%)
Medicare	5,551	62.3%	4,608	56.2%	943	20.5%
Private Exchange	211	5.4%	769	27.7%	(558)	(72.6%)

Total Gross Margin	$10,270	28.3%	$18,701	42.5%	$(8,431)	(45.1%)

The decrease in Enterprise/Commercial gross margin was driven primarily by a $0.9 million increase in outside contractor costs related primarily to the completion of our post-implementation warranty period efforts in the first quarter of 2016 for a larger customer we implemented in the later part of fourth quarter 2015, the impact of revenue and margin recognized in the first quarter of 2015 triggered by the final customer acceptance of a larger multiple element software and services solutions and the $3.6 million decrease in revenue and $2.6 million decrease in cost of revenue related to the termination of our contractual relationship with two Enterprise/Commercial customers in the second quarter of 2015. The decrease in revenue, our relatively fixed cost structure, and what we believe to be a temporary increase in professional fees to outside contractors have decreased gross margins as a percentage of revenue. Our Enterprise/Commercial gross margin included $0.2 million depreciation and amortization for each of the six months ended June 30, 2016 and 2015.

The decrease in Enterprise/State gross margin was driven primarily by a decrease in revenue and in cost of revenue both largely attributable to two customer arrangements that were not renewed beyond 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the six months ended June 30, 2016 and 2015.

The increase in Medicare gross margin was attributed primarily to a $0.7 million increase in revenue mainly related to an increase in the number of health plans using our platform and a $0.2 million decrease in cost of revenue primarily related to a decrease in share-based and incentive compensation in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Our Medicare gross margin included $1.3 million of depreciation and amortization for each of the six months ended June 30, 2016 and 2015.

The decrease in Private Exchange gross margin was driven primarily by a $1.2 million increase in revenue and $1.7 million increase in cost of revenue. The increase in revenue was primarily attributable to an increase in the number of customers using our platform, and the increase in cost of revenue was primarily attributable to an increase in our cost structure to support our current and expected customer growth in the segment and $0.4 million of integration costs associated with the June 7, 2016 acquisition of ConnectedHealth, LLC. Our Private Exchange gross margin included $0.4 million of depreciation and amortization for each of the six months ended June 30, 2016 and 2015.

Research and Development

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$11,364	31.3%	$12,584	28.6%	($1,220)	(9.7%)

The decrease in research and development expense was primarily attributable to a $1.0 million decrease in salaries and personnel-related costs, inclusive of reductions in share-based and incentive compensation. Additionally, we experienced an approximate $0.2 million year-over-year decrease in engineering consulting fees used to assist in product development due to the completion of certain efforts expected to benefit our Enterprise/Commercial and Private Exchange segments.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of revenue.

Sales and Marketing

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$5,430	15.0%	$5,185	11.8%	$245	4.7%

The increase in sales and marketing expense was primarily attributable to a $0.2 million increase in salaries personnel-related costs, due to increases in our sales and marketing headcount and discrete costs related to the end of service by our former Executive Vice President of Sales and Marketing. In addition, there was a $0.1 million increase in commission expense associated with higher commissionable booking levels in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, which was partially offset by a $0.1 million decrease in other expenses attributable to our 2015 Client Forum, as compared to the six months ended June 30, 2015.

We believe our 2016 investment in sales and marketing headcount will provide us resources to expand our existing customer relationships and the end markets we serve, most notably in our Private Exchange and Enterprise/Commercial segments.

General and Administrative

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$6,537	18.0%	$7,463	16.9%	($926)	(12.4%)

The decrease in general and administrative expense was primarily attributable to a $0.7 million decrease in share-based and incentive compensation and a $0.3 million decrease in amortization resulting from the full amortization of a covenant not to compete from our January 2013 DRX acquisition, partially offset by approximately $0.1 million of expenditures related to our June 7, 2016 acquisition of ConnectedHealth, LLC.

Interest Expense

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$2,267	6.2%	$2,837	6.4%	($570)	(20.1%)

The decrease in interest expense was primarily attributable to a lower average debt balance, as well as lower weighted average cost of debt on our outstanding borrowings during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes, and our June 8, 2016 amendment and restatement of our bank credit facility.

Given our borrowings as of June 30, 2016, and our anticipated average outstanding borrowings for the remainder of 2016, we expect our third and fourth quarter 2016 interest expense will be lower than the comparative periods of 2015.

Other Expense, net

	Six Months Ended June 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$1,883	5.2%	$9	*	$1,874	*

The increase in other expense, net was primarily due to a $0.6 million breakage fee and the $0.5 million recognition of OID and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility in the six months ended June 30, 2016.

*	Not meaningful

Liquidity and Capital Resources

Sources of Liquidity

We fund our operations primarily through cash from operating activities and bank and subordinated debt borrowings. As of June 30, 2016, we have cash and cash equivalents of $19.0 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

On April 28, 2016, our shareholders approved the issuance of 52,000 shares of Series A Convertible Preferred Stock (the “Preferred Stock”) and shares of common stock issuable upon conversion of the Preferred Stock pursuant to the Investment Agreement, dated March 11, 2016, as amended by and among the Company, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.

On May 2, 2016 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $52.0 million. Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. The remainder is available for general corporate purposes (see Notes 7, 8 and 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q).

We believe that cash from operations, the net proceeds from the May 2, 2016 Preferred Stock offering, the expected reductions in our cash used for on-going debt service as a result of the repaying the THL Note, and available capacity under our Amended Credit Facility described below, will provide liquidity to meet anticipated future short-term capital requirements for the next twelve months. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet covenant requirements of our Amended Credit Facility.

Our Amended Credit Facility, requires among other things, that we maintain a net leverage ratio covenant, defined as Funded Debt less Qualified Cash to EBITDA on a quarter-end basis of 4:1 beginning September 30, 2016 and declining to 1.75:1 for the quarter ended September 30, 2018. While we don’t anticipant a breach of any of our Amended Credit Facility covenants, if certain operating results are not achieved we may need to repay some of our Amended Credit Facility borrowings to maintain compliance with our net leverage ratio covenant.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreements, all of our approximately $35.4 million of outstanding June 30, 2016 borrowings would become immediately payable, which could adversely affect our financial condition.

Senior Credit Facility

We have a bank credit facility (the “Credit Facility”) that provides for short-term working capital and long-term investment needs.

On June 8, 2016, the Credit Facility was amended and restated (the “Amended Credit Facility”), to (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10.0 million of revolving credit, or the Senior Revolving Credit Facility, through the maturity date, (iii) increase the term loan, or Senior Term Loan, funding to $35.0 million from approximately $20.0 million at June 8, 2016, (iv) increase the quarterly term loan repayment amount to $0.4 million, beginning June 30, 2016, from $0.3 million, and (v) replace existing covenants with (a) a net leverage ratio covenant beginning with the quarter ending September 30, 2016 and continuing for each quarter thereafter and a minimum liquidity requirement of $10.0 million at all times, in each case until we achieve trailing twelve month EBITDA of greater than $10.0 million and (b) thereafter a fixed coverage ratio covenant of 1.25:1.00 on a quarter-end basis through September 30, 2018 and 1:50:1.00 on a quarter end basis thereafter. The net leverage ratio covenant, as defined, requires that the Company maintain a Funded Debt less Qualified Cash to EBITDA ratio on a quarter-end basis of 4:1 beginning September 30, 2016 and declining to 1.75:1 for the quarter ended September 30, 2018.

The applicable interest rates on the Senior Term Loan and Senior Revolving Credit Facility have been replaced with variable rates equal to base rate plus 2.75% to 4.25% or LIBOR rate plus 3.75% to 5.25% based on achievements with respect to net leverage and total leverage.

Subordinated Loans

Prior to May 3, 2016 we had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, for total proceeds of $30.0 million less $0.7 million of original issue discount. On May 3, 2016, we repaid the $30,000 principal and accrued interest to settle the THL Note (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q).

The following table summarizes the principal balances of our outstanding borrowings as of June 30, 2016:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$360
Credit Facility: Term loans	35,000

$35,360

Cash Flows

Our cash flows were as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash flows (used in) provided by:	(in thousands)
Operating activities	$(15,468)	$(13,246)
Investing activities	(5,326)	(407)
Financing activities	34,350	(4,554)

Net increase (decrease) in cash and cash equivalents	$13,556	$(18,207)

Operating Activities

For the six months ended June 30, 2016, our net cash and cash equivalents used in operating activities of $15.5 million consisted of a net loss of $17.2 million and $4.0 million of cash used by changes in working capital, partially offset by $5.8 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $5.7 million, partially offset by a $1.5 million decrease in accounts receivable and a $0.7 million increase in accounts payable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. For the six months ended June 30, 2016, we received less cash from upfront implementation services billings than in prior periods, which is largely attributed to a reduction in the amount of ongoing Enterprise/Commercial segment implementation efforts and having one remaining Enterprise/State customer as of June 30, 2016. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

For the six months ended June 30, 2015, our net cash and cash equivalents used in operating activities of $13.2 million consisted of a net loss of $9.4 million and $9.0 million of cash used by changes in working capital, partially offset by $5.1 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $14.1 million, partially offset by a $2.5 million decrease in accounts receivable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

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

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $5.3 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired. The remainder of the $0.6 million consisted of the purchase of property and equipment.

For the six months ended June 30, 2015, net cash used in investing activities was $0.4 million, for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash provided by financing activities was $34.4 million, consisting primarily of $49.3 million net proceeds from our May 2, 2016 preferred stock offering and $16.2 million of term debt borrowings under our Amended Credit Facility, partially offset by the $30.0 million repayment of the THL Note and payment of $1.1 million of financing fees.

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

The following table summarizes these contractual obligations as of June 30, 2016, and provides an update to the information previously presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to reflect changes in our debt and the impacts of acquiring ConnectedHealth. Future events could cause actual payments to differ from these estimates.

Contractual Obligations:	Total	Less than 1 year(3)	1-3 years(4)	3-5 years(4)	More than 5 years(4)
	(in thousands)
Long-term debt — Revolving line of credit
Principal(1)	$360	360	$—	$—	$—
Interest(2)	2	2	—	—	—
Long-term debt — Other senior and subordinated
Principal	35,000	875	3,500	3,500	27,125
Interest(2)	8,968	1,026	3,846	3,433	663
Operating lease obligations	8,374	1,531	2,533	1,763	2,547
Capital lease obligations	161	126	35	—	—

Total	$52,865	$3,920	$9,914	$8,696	$30,335

(1)	Repayment of the revolving line of credit is due at end of the term in June 2021. Early repayment is allowed, and the revolving line of credit and interest was repaid subsequent to June 30, 2016.
(2)	Includes estimated interest payments based on contractual rates as of June 30, 2016.
(3)	Includes obligations for the remainder of 2016.
(4)	Includes obligations for the annual periods following the year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had a standby letter of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was amended and restated in June 2016, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of June 30, 2016, we had total borrowings of $35.4 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.4 million change in our annual interest expense on our outstanding borrowings as of June 30, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to manage our anticipated growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

We have experienced growth for several years, which puts strain on our business. To manage this and our anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We also must attract, train and retain a significant number of qualified software engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our anticipated growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our anticipated growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

We have a history of incurring substantial amounts of indebtedness. As of June 30, 2016, our total indebtedness was $35.4 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

We intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through new issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Similarly, upon the occurrence of certain fundamental events, the holders of our Series A Preferred Stock will have the right to require us to repurchase any or all of our outstanding Series A Preferred Stock. It is possible that we would not have sufficient funds at the time that we are required to make any such purchase of Series A Preferred Stock. We cannot assure the holders of the Series A Preferred Stock that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such Series A Preferred Stock that holders have requested to be repurchased upon the occurrence of such an event. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

We currently serve our customers from two primary data centers, one located in Atlanta, Georgia and the other located in El Segundo, California. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. With respect to the provision of core services, our two data center agreements provide for either automatic renewal or routine renewal unless terminated by one of the parties. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $29.4 million in goodwill, $12.3 million in other intangible assets and $24.4 million of deferred implementation costs, together representing approximately 66.7% of our total assets as of June 30, 2016. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of June 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of June 30, 2016 and December 31, 2015, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. For example, in 2016, we acquired ConnectedHealth, LLC. Acquisitions and investments involve numerous risks, including:

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

As of July 31, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 52% of our outstanding common stock, assuming conversion of all convertible preferred stock to common stock on a 4.5 to 1.0 basis. In addition, a limited number of stockholders beneficially own more than a majority of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions.

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

The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, would dilute the ownership of such holders and may adversely affect the market price of our common stock.

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Convertible Preferred Stock (the “Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P (the “Investment Agreement”). As of July 31, 2016, these shares represented approximately 35% of our outstanding common stock, on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 7.5% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, through at least May 2, 2018, and thereafter in cash or in-kind at our option. If we fail to timely declare and pay a dividend, the dividend rate will increase.

As holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Convertible Preferred Stock, and the subsequent issuance of additional shares of Series A Convertible Preferred Stock through the payment of dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Series A Convertible Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Convertible Preferred Stock could adversely affect prevailing market prices of our common stock. We granted the holders of the Series A Convertible Preferred Stock customary registration rights in respect of their shares of Series A Convertible Preferred Stock, and any shares of common stock issued upon conversion of the Series A Convertible Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Series A Convertible Preferred Stock may exercise significant influence over us, including through their ability to designate a member of our Board of Directors.

Under the terms of the Investor Rights Agreement that we entered into with the holders of Series A Convertible Preferred Stock as of May 2, 2016 (the “Investor Rights Agreement”) and of the Series A Convertible Preferred Stock, the holders of shares of the Series A Convertible Preferred Stock have consent rights with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Convertible Preferred Stock; and

•	issuing securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock;

The Investor Rights Agreement also imposes a number of affirmative and negative covenants on us. As a result, the holders of shares of the Series A Convertible Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Such holders and their affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The terms of the Investor Rights Agreement and of the Series A Convertible Preferred Stock also grant Francisco Partners certain rights to designate a director to serve on our Board. Specifically, Francisco Partners (i) can designate one member of the Board, which designee shall be entitled to serve on the compensation committee of the Board, and one Board observer for so long as Francisco Partners continues to hold at least 25% of the equity interests purchased by it at the closing of the Financing and 5% of all outstanding Common Stock (on an as-converted basis) of the Company and (ii) can designate one Board observer for so long as it holds at least 10% of the equity interests purchased by it at the closing of the Financing. In addition, David A. Jones, Jr., the chairman of our Board, is a general partners of Chrysalis Ventures, which in addition to holding shares of our common stock, also holds shares of our Series A Convertible Preferred Stock. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Francisco Partners and of Mr. Jones may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Convertible Preferred Stock differing from those of our common stockholders.

The holders of Series A Convertible Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of the stated value of such holder’s shares of Series A Convertible Preferred Stock or the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series A Convertible Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, plus accrued but unpaid dividends.

In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 7.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase. The dividends are to be paid in-kind, through the issuance of additional shares of Series A Convertible Preferred Stock, until May 2, 2018, and thereafter in cash or in-kind at our option. The holders of our Series A Convertible Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock upon the occurrence of certain events.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Convertible Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Convertible Preferred Stock and holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of unregistered shares of Series A Convertible Preferred Stock on May 2, 2016, as previously disclosed in our Current Report on Form 8-K filed on May 4, 2016, which is incorporated herein by reference.

(b) Use of Proceeds

On May 2, 2016 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $52.0 million. Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. The remainder is available for general corporate purposes.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 3, 2016, the board of directors of the Company appointed Jeffery Surges, the Company’s Chief Executive Officer, as President, to fill the vacancy in such position created by the resignation of Robert Douglas Schneider as of July 29, 2016. There are no changes to Mr. Surges’ compensation in connection with his appointment as President.

                Mr. Surges, 49, has served as our Chief Executive Officer and as a member of our Board of Directors since November 2015. Prior to joining the Company, Mr. Surges served as President of Healthgrades Operating Company, Inc., an online resource for comprehensive information about physicians and hospitals, from June 2014 through April 2015. Previously, Mr. Surges served as the Chief Executive Officer of Merge Healthcare Inc., a medical imaging company acquired by IBM in 2015, from November 2010 through August 2013, and as President of Sales for Allscripts Healthcare Solutions, Inc., a provider of healthcare information technology solutions, from January 2008 through November 2010. Mr. Surges also served as chief executive officer of Extended Care Information Network, Inc. from 1999 through its acquisition by Allscripts Healthcare Solutions in December 2007. Mr. Surges currently serves as the chairman of the Board of Directors of Strategic Health Strategies and previously served on the Board of Directors of Merge Healthcare from May 2010 through August 2013. Mr. Surges holds a B.A. from Eastern Illinois University.

Item 6. Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTURE, INC.

Date: August 9, 2016	By:	/s/ James P. Purko
James P. Purko
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 7, 2016, by and among ConnectedHealth, LLC, Connecture, Inc., Speed Merger Sub, Inc., the Principal Equityholders, and Shareholder Representative Services, LLC.	8-K	001-36778	2.1	June 9, 2016

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.3	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

10.1.1	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2016

10.1.2.	Amendment No. 1 to Investment Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	May 4, 2016

10.2*†	Amended and Restated Credit Agreement, Dated June 8, 2016

21.1*	List of Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Portions of this agreement have been redacted pursuant to a request for confidential treatment that has been submitted to the Securities and Exchange Commission.