Form 10-Q
period 2016-09-30
CONNECTURE INC
filed 2016-11-09
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 22,344,764 shares of the registrant’s common stock issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of September 30, 2016	As of December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,693	$5,424
Accounts receivable — net of allowances	10,852	10,792
Prepaid expenses and other current assets	1,292	652
Total current assets	28,837	16,868
PROPERTY AND EQUIPMENT — Net	2,211	2,109
GOODWILL	30,838	26,779
OTHER INTANGIBLE ASSETS — Net	10,039	11,392
DEFERRED IMPLEMENTATION COSTS	23,128	24,565
OTHER ASSETS	1,122	976
TOTAL ASSETS	$96,175	$82,689

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,794	$6,853
Accrued payroll and related liabilities	4,813	3,560
Other liabilities	1,271	2,188
Current maturities of debt	2,708	1,441
Deferred revenue	33,025	34,049
Total current liabilities	50,611	48,091
DEFERRED REVENUE	12,369	18,529
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	32,813	46,964
OTHER LONG-TERM LIABILITIES	225	262
Total liabilities	96,041	113,869

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE PREFERRED STOCK - SERIES A	50,883	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of September 30,
2016 and December 31, 2015, and 22,344,764 and 22,063,357 shares issued and
outstanding as of September 30, 2016 and December 31, 2015, respectively	22	22
Additional paid-in capital	102,342	101,546
Accumulated deficit	(152,873)	(132,571)
Treasury stock, at cost	(240)	(177)
Total stockholders’ deficit	(50,749)	(31,180)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$96,175	$82,689

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE	$24,729	$22,667	$61,015	$66,708

COST OF REVENUE	15,891	12,598	41,907	37,938

GROSS MARGIN	8,838	10,069	19,108	28,770

OPERATING EXPENSES:
Research and development	5,824	5,274	17,188	17,858
Sales and marketing	2,446	2,329	7,876	7,514
General and administrative	3,079	3,360	9,616	10,823
Total operating expenses	11,349	10,963	34,680	36,195

LOSS FROM OPERATIONS	(2,511)	(894)	(15,572)	(7,425)

OTHER EXPENSES:
Interest expense	584	1,438	2,851	4,275
Other expense (income), net	56	(1)	1,939	8
Total other expenses	640	1,437	4,790	4,283

LOSS BEFORE BENEFIT FOR INCOME TAXES	(3,151)	(2,331)	(20,362)	(11,708)

BENEFIT FOR INCOME TAXES	85	23	60	42

NET LOSS	$(3,066)	$(2,308)	$(20,302)	$(11,666)

COMPREHENSIVE LOSS	$(3,066)	$(2,308)	$(20,302)	$(11,666)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.18)	$(0.11)	$(0.99)	$(0.54)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,343,142	21,879,414	22,224,804	21,764,869

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

(In thousands, except shares and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred stock dividends, Series A			(1,632)			(1,632)
Stock-based compensation expense			2,109			2,109
Exercise of stock options and issuance of other stock awards	307,329		319			319
Treasury stock acquired	(25,922)			(63)		(63)
Net loss					(20,302)	(20,302)
BALANCES — September 30, 2016	22,344,764	$22	$102,342	$(240)	$(152,873)	$(50,749)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2015	21,689,223	$22	$96,365	$—	$(125,228)	$(28,841)
Stock-based compensation expense			3,318			3,318
Exercise of stock options and vesting of restricted stock units	216,686		349			349
Net loss					(11,666)	(11,666)
BALANCES — September 30, 2015	21,905,909	$22	$100,032	$—	$(136,894)	$(36,840)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,302)	$(11,666)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,456	3,797
Stock-based compensation expense	2,109	3,318
Interest accretion on financing obligations	854	743
Other non-cash adjustments	1,856	45
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	435	(1,956)
Prepaid expenses and other assets	(560)	299
Deferred implementation costs	1,437	(652)
Accounts payable	1,352	2,211
Accrued expenses and other liabilities	(101)	586
Deferred revenue	(7,701)	(11,534)
Net cash used in operating activities	(17,165)	(14,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(670)	(1,177)
Business acquisition, net of cash acquired	(4,683)	—
Net cash used in investing activities	(5,353)	(1,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	3,550	—
Repayments under revolving line of credit	(3,550)	(340)
Borrowings of term debt	16,156	—
Repayments of term debt	(30,718)	(3,744)
Payment of financing fees	(1,123)	—
Proceeds from preferred stock, net	49,280	—
Other	192	(766)
Net cash provided by (used in) financing activities	33,787	(4,850)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,269	(20,836)
CASH AND CASH EQUIVALENTS — Beginning of period	5,424	28,252
CASH AND CASH EQUIVALENTS — End of period	$16,693	$7,416
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,931	$4,444
Cash paid for income taxes	$31	$45
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$293	$153
Accrued preferred stock dividends	$1,632	$—

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

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company had $16,443 of interest-bearing amounts on deposit in excess of federally insured limits as of September 30, 2016.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. No customers accounted for 10% or greater of total accounts receivable as of September 30, 2016 or December 31, 2015. The following customers accounted for 10% or greater of the Company’s total revenue:

	Revenue
Customers	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
A	<10%	10.6%
B	<10%	11.2%
C	15.7%	<10%

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

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of September 30 2016, the Company has a non-hosted arrangement with one remaining Enterprise/State customer.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and nine months ended September 30, 2016 and 2015.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. Due to net losses for the three and nine months ended September 30, 2016, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are expected to be effective for the Company beginning in the first quarter of 2020. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently assessing the impact that this update will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which simplifies several aspects of the accounting for stock compensation, including the accounting for income tax effects, forfeitures, statutory tax withholdings, and cash flow classifications. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are effective for the fiscal year ended December 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies cash flow statement classifications to be used for debt prepayment and debt extinguishment costs, settlement of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business acquisition, proceeds from the settlement of insurance claims, and other cash flow transactions.  Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are effective for the fiscal year ended December 31, 2019 and interim periods thereafter. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	11,809,081	—	6,492,580	—
Restricted Stock Units	—	8,872	—	32,648
Stock options	113,084	1,032,222	226,377	1,147,493
Total anti-dilutive common share equivalents	11,922,165	1,041,094	6,718,957	1,180,141

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,066)	$(2,308)	$(20,302)	$(11,666)
Less: Preferred stock dividends	(982)	—	(1,632)	—
Net loss attributable to common stock	$(4,048)	$(2,308)	$(21,934)	$(11,666)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,343,142	21,879,414	22,224,804	21,764,869
Net loss per common share, basic and diluted	$(0.18)	$(0.11)	$(0.99)	$(0.54)

4.	CONNECTEDHEALTH ACQUISITION

On June 7, 2016, the Company completed the acquisition of all equity units of ConnectedHealth, LLC (“ConnectedHealth”) for a cash purchase price of $4,590, net of cash acquired and a preliminary working capital adjustment, using available excess cash. ConnectedHealth is a benefits technology company with a software and services platform that makes it easier for consumers and employees to shop for personalized insurance benefits online. The Company completed the acquisition to acquire ConnectedHealth’s software technology.

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

The preliminary allocation of the purchase price for ConnectedHealth as of September 30, 2016, is as follows:

Cash and cash equivalents	$25
Trade accounts receivable	495
Prepaid expenses and other current assets	31
Intangible assets	1,200
Goodwill	4,059
Other long-term assets	53
Accounts payable and other current liabilities	(1,068)
Other long-term liabilities	(180)
Total purchase price	$4,615

The goodwill is primarily attributable to synergies with the software and services that ConnectedHealth provides and the anticipated value of selling the Company’s software and services to ConnectedHealth’s existing client base. The purchase price allocation is preliminary as the Company has not completed its analysis to estimate the fair value of intangible assets. The goodwill and intangible assets have been assigned to the Private Exchange segment. The goodwill and intangible assets are not deductible for income tax purposes.

Revenue attributable to ConnectedHealth from the acquisition date through September 30, 2016 was approximately $400. The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of ConnectedHealth had occurred on January 1, 2015. The information is not indicative of the Company’s operating results which would have occurred had the acquisition been consummated as of that date. The pro forma information below does not include anticipated synergies, the impact of purchase accounting adjustments, or certain other expected benefits of the acquisition and should not be used as a predictive measure of the Company’s future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$24,729	$23,133	$61,985	$68,350
Net (loss)	(3,066)	(3,945)	(20,975)	(16,292)
Net (loss) per share - basic and diluted	$(0.18)	$(0.18)	$(1.02)	$(0.75)

The pro forma financial information has been adjusted, where applicable, for: (i) amortization of acquired intangible assets, (ii) additional interest expense on presumed acquisition financing, and (iii) the income tax effect of the pro forma adjustments.

The acquisition related expenses were approximately $100 and have been recorded in General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of September 30, 2016 and December 31, 2015. Goodwill consists of following as of September 30, 2016 and December 31, 2015:

	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
December 31, 2015	$7,732	$—	$14,711	$4,336	$26,779
Acquisition	—	—	—	4,059	4,059
September 30, 2016	$7,732	$—	$14,711	$8,395	$30,838

The Company acquired ConnectedHealth, LLC on June 7, 2016, and has not completed its purchase price allocation. On a preliminary basis, we have recorded a $1,100 acquired technology intangible asset and a $100 customer relationship intangible asset. Adjustments to the $4,059 preliminary goodwill will be recorded when the Company’s valuation of acquired intangible assets is complete.

Other Intangibles Assets—Other intangible assets consist of the following at September 30, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(2,892)	$4,506
Covenants Not to Compete	2.5-5	800	(800)	—
Acquired Technology	3-5	12,892	(9,200)	3,692
Trademarks	10	2,800	(1,038)	1,762
Software	3	1,770	(1,691)	79
		$25,660	$(15,621)	$10,039

Other intangible assets consist of the following at December 31, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(2,346)	$4,952
Covenants Not to Compete	2.5-5	800	(798)	2
Acquired Technology	3-5	11,792	(7,566)	4,226
Trademarks	10	2,800	(828)	1,972
Software	3	1,764	(1,524)	240
		$24,454	$(13,062)	$11,392

Amortization expense for the three months ended September 30, 2016 and 2015 was $871 and $981, respectively, and $2,559 and $3,054 for the nine months ended September 30, 2016 and 2015, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2016	$852
2017	3,337
2018	1,337
2019	1,242
2020	1,240
thereafter	2,031
Total future amortization expense	$10,039

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the three months ended September 30, 2016 and 2015, was $436 and $451, respectively, and $1,323 and $1,313 for the nine months ended September 30, 2016 and 2015, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at September 30, 2016 and December 31, 2015.

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

7.	DEBT

Debt consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Senior term loans	$34,563	$19,125
Senior revolving credit facility	958	316
Subordinated loans	—	30,000
	35,521	49,441
Less: original issue discounts and deferred financing costs	—	(1,036)
Less: current maturities of debt	(2,708)	(1,441)
Long-term debt	$32,813	$46,964

Senior Debt—The Company has a bank credit facility that provides for short-term working capital and long-term investment needs (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s assets.

On June 8, 2016, the Credit Facility was amended and restated (the “Amended Credit Facility”), to among other things (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10,000 of revolving credit through the maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35,000 from approximately $20,000 at June 8, 2016 (the “Senior Term Loans”).

The Amended Credit Facility was accounted for as an extinguishment of debt resulting in the immediate recognition of $381 of previous deferred financing costs, which was recorded in Other expense, net in the statements of operations for the nine months ended September 30, 2016.

On November 4, 2016, the Company amended the Amended Credit Facility, to, among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the Amended Credit Facility, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10,000 to $11,500, effective November 4, 2016, and $15,000 effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loans to $2,475 effective with the December 31, 2016 quarterly payment, and $3,300 effective with the March 31, 2018 quarterly payment, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. The trailing twelve month EBITDA, as defined in the Amended Credit Facility, ranges from $500 for the twelve months ended September 30, 2016 to a negative $4,019 EBITDA for the twelve months ended December 31, 2016, and increases gradually to $15,000 for the twelve months ended March 31, 2021. In connection with this amendment, the Company repaid $2,000 of the outstanding Senior Term Loans and incurred bank fees of approximately $300.

The Amended Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of September 30, 2016, the Company was in compliance with the financial covenants under the Amended Credit Facility, as amended on November 4, 2016, and expects to be in compliance for the foreseeable future.

As of September 30, 2016, the interest rates on our outstanding Senior Term Loans and the Senior Revolving Credit Facility were 5.88% and 7.75%, respectively. Effective with the November 4, 2016 amendment, the interest rates on then outstanding Senior Term Loans and Senior Revolving Credit Facility borrowings increased by 1.25%, respectively.

THL Promissory Note—The Company had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”) for total proceeds of $30,000 less $683 of original issue discount, or OID. On May 3, 2016, the Company repaid the $30,000 principal and accrued interest to settle the THL Note. The early extinguishment of the THL Note triggered a $560 breakage fee and the immediate recognition of the remaining $480 of OID and deferred financing costs, which were recorded in Other expense, net in the statement of operations for the nine months ended September 30, 2016.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt as of September 30, 2016 and December 31, 2015 approximates the carrying value.

8.	STOCKHOLDERS’ DEFICIT

The Company recognized stock-based compensation expense of $698 and $1,432 for the three months ended September 30, 2016 and 2015, respectively, and $2,109 and $3,318 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, approximately $3,703 of total unrecognized compensation expense related to unvested stock options and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. The maximum contractual term of equity awards is 10 years.

Common Stock—As of September 30, 2016 and December 31, 2015, the Company has authorized the issuance of 75,000,000 shares of common stock, par value of $0.001 per share.

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

Reserved Shares—As of September 30, 2016, the Company has 1,823,141 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), inclusive of the additional 1,500,000 shares of common stock approved for issuance under the 2014 Plan at the Company’s September 26, 2016 special meeting of stockholders. The 2014 Plan provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by the smaller of (a) 2.00% of the number of issued and outstanding shares of common stock on the immediately preceding December 31, or (b) an amount determined by the Company’s Board.

At September 30, 2016, a total of 239,034 shares of common stock have been reserved for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

Equity Incentive Plans—In connection with the Company’s December 2014 initial public offering, the Board of Directors approved the 2014 Plan as a replacement to the 2010 Plan. The Company will not grant any additional awards under the 2010 Plan; however the 2010 Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2010 Plan. The 2014 Plan provides for the awarding of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock-based or cash settled equity awards as deemed appropriate by the compensation committee of the Company’s Board of Directors. On August 3, 2016, the Company’s Board of Directors approved an amendment to the 2014 Plan to increase the number of shares available for issuance under the 2014 Plan by 1,500,000 shares, subject to stockholder approval at a special meeting of stockholders. On September 26, 2016, a special meeting of stockholders was held and the amendment to the 2014 Plan to increase the shares reserved for issuance by 1,500,000 was approved and made effective as of such date.

Stock Options—A summary of stock option activity for the nine months ended September 30, 2016 and 2015 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	1,838,082	$1.93
Granted	599,600	$10.68
Exercised	(191,939)	$1.82		$1,456
Forfeited	(12,500)	$11.37
Outstanding — September 30, 2015	2,233,243	$4.24	7.75	$4,307

Outstanding — January 1, 2016	2,306,726	$4.16
Granted	372,200	$2.89
Exercised	(101,953)	$1.85		$100
Forfeited	(431,195)	$7.63
Outstanding — September 30, 2016	2,145,778	$3.35	5.29	$53
Exercisable — September 30, 2016	1,524,299	$2.64	3.64	$53

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the nine months ended September 30, 2016 and 2015 was $1.14 and $4.73, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions used for estimating the fair value of options granted for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015
Common stock share value	$2.89	$10.68
Expected life (years)	4.00	4.96
Volatility	50.00%	50.00%
Interest rate	0.95%	1.43%
Dividend yield	0.00%	0.00%

The Company currently estimates volatility by using the weighted-average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rates used for options granted in the nine months ended September 30, 2016 were 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the nine months ended September 30, 2016 and 2015 is presented below:

	Shares	Average Fair Value per Share(c)	Average Life (Years)(d)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	—	$—
Granted	576,270	$10.75
Vested	(24,748)	$9.83
Forfeited	(6,000)	$11.37
Outstanding — September 30, 2015	545,522	$10.79	2.26	$2,445

Outstanding — January 1, 2016	570,790	$8.35
Granted	394,800	$2.61
Vested	(124,956)	$11.02		—
Forfeited	(113,340)	$9.39
Outstanding — September 30, 2016	727,294	$4.61	2.56	$1,367

(c)	Weighted-average grant date fair value
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

During the nine months ended September 30, 2016, 80,420 shares were purchased under the ESPP. No shares were purchased under the ESPP during the nine months ended September 30, 2015.

9.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of less than 3.00% for the three and nine months ended September 30, 2016 and 2015, respectively, differs from statutory federal income tax rates primarily due to changes in the deferred tax asset valuation allowance and current state income taxes.

10.	RELATED PARTIES

On May 2, 2016, a Chrysalis Ventures II, L.P., a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016, purchased $2,000 of the Preferred Stock offered in the transaction discussed in Note 8. A member of the Company’s Board of Directors is the chairman of the general partner of Chrysalis Ventures II, L.P.

The Company paid $2,900 of principal and $480 of interest to settle the subordinated promissory note with the sellers of DRX (the “DRX Seller Note”) during the nine months ended September 30, 2015. Then-current employees of the Company, including the Company’s current Chief Innovation Officer, New Markets, were employees and stockholders of DRX at the time of its acquisition, and as previous stockholders of DRX they received an interest in the DRX Seller Note. The $480 interest was paid to two related party stockholders, or entities controlled by the stockholders of the Company, pursuant to a note guarantee agreement the DRX sellers had with such related parties.

11.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from external customers by segment:
Enterprise/Commercial	$17,012	$13,235	$38,786	$38,098
Enterprise/State	940	3,337	2,608	11,547
Medicare	4,587	4,514	13,493	12,707
Private Exchange	2,190	1,581	6,128	4,356
Consolidated revenue	$24,729	$22,667	$61,015	$66,708

Gross margin by segment:
Enterprise/Commercial	$5,857	$5,545	$10,043	$15,344
Enterprise/State	532	1,575	854	5,100
Medicare	2,681	2,465	8,232	7,073
Private Exchange	(232)	484	(21)	1,253
Consolidated gross margin	$8,838	$10,069	$19,108	$28,770

Consolidated operating expenses:
Research and development	$5,824	$5,274	$17,188	$17,858
Sales and marketing	2,446	2,329	7,876	7,514
General and administrative	3,079	3,360	9,616	10,823
Total consolidated operating expenses	$11,349	$10,963	$34,680	$36,195

Consolidated loss from operations	$(2,511)	$(894)	$(15,572)	$(7,425)

Depreciation and amortization by segment:
Enterprise/Commercial	$171	$134	$497	$405
Enterprise/State	2	21	19	69
Medicare	646	654	1,934	1,935
Private Exchange	295	254	743	723
Corporate	65	184	263	665
Consolidated depreciation and amortization	$1,179	$1,247	$3,456	$3,797

Identifiable assets by segment are as follows:

	As of September 30, 2016	As of December 31, 2015
Identifiable assets by segment:
Enterprise/Commercial	$33,670	$33,857
Enterprise/State	1,150	1,975
Medicare	24,305	26,198
Private Exchange	15,887	11,255
Corporate	21,163	9,404
Consolidated assets	$96,175	$82,689

All Company assets were held and all revenue was generated in the United States during the nine months ended September 30, 2016 and 2015.

12.	SUBSEQUENT EVENTS

On November 4, 2016, the Company amended the Amended Credit Facility, to, among other things, reset certain financial covenants and increase the interest rates on applicable borrowings as a described in Note 7.

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

Overview

We are a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution in the United States. Our solutions support the industry evolution towards a consumer-centric experience that is transforming how health insurance is purchased and distributed. Our solutions offer personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. Our customers are health insurance marketplace operators, such as health plans, brokers, and exchange operators that must distribute health insurance in a cost-effective manner to a growing number of insured consumers. Our solutions automate key functions in the health insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

We serve four separate but related market segments: Enterprise/Commercial, Enterprise/State, Medicare and Private Exchange. Our largest market segment is the Enterprise/Commercial market, in which we sell our solutions to health plans. Our Enterprise/State segment sells our sales automation solutions to one state government as of September 30, 2016, allowing it to offer customized individual and small group exchanges. Our Medicare segment sells web-based Medicare plan comparison and enrollment tools to a variety of different customers, including health plans, pharmacy benefit managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. Lastly, our Private Exchange segment sells comprehensive defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators. We believe our presence in these markets and resulting access to such a broad and diverse customer base gives us a strong position at the center of the health insurance distribution marketplace.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the fixed amount of our customer agreements that we have not yet billed, which was approximately $82.3 million and $89.7 million as of September 30, 2016 and December 31, 2015, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2015 revenue, the customers that can terminate their contract for convenience upon written notice represented $17.3 million, or 21.0% of our Contracted Backlog balance as of September 30, 2016, of which one Medicare segment customer represents approximately $11.4 million, or 13.9%, of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of September 30, 2016 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2016	$11.4
2017	33.1
2018	18.9
2019	11.2
Thereafter	7.7
TOTAL	$82.3

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there were one and two customers as of September 30, 2016 and 2015, respectively). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended September 30, 2016 and 2015, our Software Revenue Retention Rate was greater than 92%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$8,838	$10,069	$19,108	$28,770
Depreciation and amortization	1,004	972	2,866	2,872
Stock-based compensation expense	210	314	559	738
Adjusted Gross Margin	$10,052	$11,355	$22,533	$32,380

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(3,066)	$(2,308)	$(20,302)	$(11,666)
Depreciation and amortization	1,179	1,247	3,456	3,797
Interest expense	584	1,438	2,851	4,275
Other expense (income), net	56	(1)	1,939	8
Income tax benefit	(85)	(23)	(60)	(42)
Stock-based compensation expense	698	1,432	2,109	3,318
Total Net Adjustments	$2,432	$4,093	$10,295	$11,356
Adjusted EBITDA	$(634)	$1,785	$(10,007)	$(310)

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of monthly subscription fees paid to us for access to, usage and hosting of our web-based insurance distribution software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers are contracted rates based on the number of software solutions modules being used for a specified period of time, which usually ranges from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Software services revenue accounted for approximately 68.4% and 68.6% of our total revenue during the nine months ended September 30, 2016 and 2015, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, and typically include discovery, configuration and deployment, integration, testing and training. In general, it takes from six to 15 months to implement a new enterprise customer’s insurance distribution solutions and from one to three months to implement a new Medicare or Private Exchange customer’s insurance distribution solutions. Professional services revenue accounted for approximately 31.0% and 30.8% of our total revenue during the nine months ended September 30, 2016 and 2015, respectively.

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

Long-term, we plan to continue to expand our capacity to support our growth strategy, which will result in higher cost of revenue in dollars. However, we expect cost of revenue as a percentage of revenue to decline and gross margins to increase primarily from the planned increase in the percentage of our revenue from software services and the realization of economies of scale driven by retention of our customers.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect to continue to hire new employees in these areas in order to support our growth strategy. As a result, we expect our operating expenses to increase in both aggregate dollars and as a percentage of revenue in the near term, but to decrease as a percentage of revenue over the longer term as we achieve greater economies of scale.

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

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation and commissions for our sales and marketing employees. We generally incur a liability to pay and record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead. We expect our sales and marketing expense to increase in both dollars and as a percentage of revenue in the foreseeable future as we further increase the number of our sales and marketing employees and expand our marketing activities in order to grow our business.

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

Other Expenses

Other expenses primarily consist of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities and fees paid to amend and terminate financing obligations and notes.

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

As a result of prior equity issuances and other transactions in our stock, we have previously experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At September 30, 2016 and December 31, 2015, we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except share and per share amounts)
Revenue	$24,729	$22,667	$61,015	$66,708
Cost of Revenue (1)	15,891	12,598	41,907	37,938
Gross Margin	8,838	10,069	19,108	28,770

Operating Expenses:
Research and Development (1)	5,824	5,274	17,188	17,858
Sales and Marketing (1)	2,446	2,329	7,876	7,514
General and Administrative (1)	3,079	3,360	9,616	10,823
Total Operating Expenses	11,349	10,963	34,680	36,195

Loss from Operations	(2,511)	(894)	(15,572)	(7,425)
Other Expenses:
Interest Expense	584	1,438	2,851	4,275
Other Expense (Income), net	56	(1)	1,939	8
Loss before Income Taxes	(3,151)	(2,331)	(20,362)	(11,708)
Income Tax Benefit	85	23	60	42
Net Loss	$(3,066)	$(2,308)	$(20,302)	$(11,666)
Net loss per common share - basic and diluted	$(0.18)	$(0.11)	$(0.99)	$(0.54)
Weighted Average Common Shares Outstanding - basic and diluted	22,343,142	21,879,414	22,224,804	21,764,869
Other Financial Data:
Adjusted gross margin	10,052	11,355	22,533	32,380
Adjusted EBITDA	(634)	1,785	(10,007)	(310)

(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of Revenue	$210	$314	$559	$738
Research and Development	117	358	360	900
Sales and Marketing	30	185	225	373
General and Administrative	341	575	965	1,307

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	64.3%	55.6%	68.7%	56.9%
Gross Margin	35.7%	44.4%	31.3%	43.1%

Operating Expenses:
Research and Development	23.6%	23.3%	28.2%	26.8%
Sales and Marketing	9.9%	10.3%	12.9%	11.3%
General and Administrative	12.5%	14.8%	15.8%	16.2%
Total Operating Expenses	45.9%	48.4%	56.8%	54.3%

Loss from Operations	(10.2%)	(3.9%)	(25.5%)	(11.1%)
Other Expenses:
Interest Expense	2.4%	6.3%	4.7%	6.4%
Other Expense (Income), net	0.2%	0.0%	3.2%	0.0%
Loss before Income taxes	(12.7%)	(10.3%)	(33.4%)	(17.6%)
Income Tax Benefit	0.3%	0.1%	0.1%	0.1%
Net Loss	(12.4%)	(10.2%)	(33.3%)	(17.5%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$17,012	$13,235	$38,786	$38,098
Enterprise/State	940	3,337	2,608	11,547
Medicare	4,587	4,514	13,493	12,707
Private Exchange	2,190	1,581	6,128	4,356
Total Revenue	$24,729	$22,667	$61,015	$66,708

Gross Margin:
Enterprise/Commercial	$5,857	$5,545	$10,043	$15,344
Enterprise/State	532	1,575	854	5,100
Medicare	2,681	2,465	8,232	7,073
Private Exchange	(232)	484	(21)	1,253
Total Gross Margin	$8,838	$10,069	$19,108	$28,770

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$16,037	64.9%	$17,071	75.3%	$(1,034)	(6.1%)
Professional services	8,524	34.5%	5,527	24.4%	2,997	54.2%
Other	168	0.6%	69	0.3%	99	143.5%
Total revenue	$24,729	100.0%	$22,667	100.0%	$2,062	9.1%

The decrease in software services revenue was primarily attributable to a $1.8 million decrease resulting from the 2015 non-renewal of two Enterprise/State customer contracts and a $0.2 million decrease in volume of software services delivered to several Enterprise/Commercial customers due in part to transitioning customers to our upgraded software platforms, partially offset by a $1.0 million increase in software services delivered to Medicare and Private Exchange customers added during the past year. The increase in professional services revenue was attributable primarily to an increase in revenue recognized from the satisfaction of contractual obligations with certain Enterprise/Commercial customers during the three months ended September 30, 2016, partially offset by a $0.6 million decrease related to the previously mentioned 2015 non-renewal of two Enterprise/State customer contracts, and a $0.4 million decrease in revenue recognized from previously deferred one-time implementation and configuration fees from Medicare customers in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Segment Revenue

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$17,012	68.8%	$13,235	58.4%	$3,777	28.5%
Enterprise/State	940	3.8%	3,337	14.7%	(2,397)	(71.8%)
Medicare	4,587	18.5%	4,514	19.9%	73	1.6%
Private Exchange	2,190	9.0%	1,581	7.0%	609	38.5%
Total Revenue	$24,729	100.1%	$22,667	100.0%	$2,062	9.1%

The increase in our Enterprise/Commercial revenue was primarily attributable to the recognition of previously deferred revenue related to software implementations and ancillary professional services upon the satisfaction of contractual obligations during the three months ended September 30, 2016, and a year-over-year increase in customers installed on our software solutions. The decrease in our Enterprise/State revenue was primarily attributable to the non-renewal of two state exchange contracts in 2015. The growth in our Medicare and Private Exchange revenue was primarily attributable to an increase in software services revenue, driven by an increase in the number of health plans and broker customers using our software solutions as of September 30, 2016 as compared to the three months ended September 30, 2015, including a $0.3 million increase from of our June 2016 acquisition of ConnectedHealth, LLC.

Cost of Revenue

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$15,891	64.3%	$12,598	55.6%	$3,293	26.1%

The increase in cost of revenue was primarily attributable to a $3.6 million increase in amortization of previously deferred upfront direct software implementation costs as an increasing number of customers become implemented on our software solutions. Additionally, cost of revenue includes a $0.7 million increase in salaries and personnel-related costs and professional fees to outside contractors, partially offset by a $1.0 million increase in capitalization of deferred implementation costs related to the implementation of new customer software solutions.

As a percentage of revenue, our cost of revenue increase was primarily attributed to higher than anticipated initial support costs for several Enterprise/Commercial customers to fulfill software service obligations completed in the three months ended September 30, 2016 as compared to September 30, 2015. Additionally, as a percentage of revenue, our cost of revenue increase reflects the impact of having the relatively higher fixed cost structure of ConnectedHealth, LLC in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Segment Gross Margins

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$5,857	34.4%	$5,545	41.9%	$312	5.6%
Enterprise/State	532	56.6%	1,575	47.2%	(1,043)	(66.2%)
Medicare	2,681	58.4%	2,465	54.6%	216	8.8%
Private Exchange	(232)	(10.6%)	484	30.6%	(716)	(147.9%)
Total Gross Margin	$8,838	35.7%	$10,069	44.4%	$(1,231)	(12.2%)

The increase in Enterprise/Commercial gross margin was driven primarily by an increase in professional services revenue related to the satisfaction of certain customer obligations in the three months ended September 30, 2016, partially offset by a decrease in revenue from add on software service projects in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due largely to the previously mentioned transitions of customers to our upgraded software platforms, and the previously mentioned cost of revenue increase primarily attributed to higher than anticipated initial support costs for certain Enterprise/Commercial customers. Gross margin included a $3.6 million increase in amortization of previously deferred direct software implementation costs related to an increase in the number of customers and implemented software solutions and the satisfaction of certain customer obligations in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Our Enterprise/Commercial gross margin included $0.1 million depreciation and amortization for each of the three months ended September 30, 2016 and 2015.

The decrease in Enterprise/State gross margin was driven primarily by a decrease in revenue and in cost of revenue, both primarily attributable to two customer arrangements that were not renewed beyond 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the three months ended September 30, 2016 and 2015.

The increase in Medicare gross margin was attributed to a $0.1 million increase in revenue primarily related to an increase in the number of health plans and broker customers using our platform, and a $0.1 million decrease in cost of revenue primarily related to a decrease in share-based compensation in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Our Medicare gross margin included $0.6 million of depreciation and amortization for each of the three months ended September 30, 2016 and 2015.

The decrease in Private Exchange gross margin was driven primarily by a $0.6 million increase in revenue and $1.3 million increase in cost of revenue. The increase in revenue was primarily attributable to an increase in the number of customers using our platform, including $0.3 million directly attributed to the June 7, 2016 acquisition of ConnectedHealth LLC. The increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment and $0.2 million of integration costs associated with ConnectedHealth, LLC. Our Private Exchange gross margin included $0.2 million of depreciation and amortization for each of the three months ended September 30, 2016 and 2015.

Research and Development

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$5,824	23.6%	$5,274	23.3%	$550	10.4%

The increase in research and development expense was primarily attributable to a $0.4 million increase in salaries and personnel-related costs and engineering consulting fees used to assist in product development efforts expected to benefit our Enterprise/Commercial and Private Exchange segments, as compared to the three months ended September 30, 2015, and a $0.4 million increase in severance expense related to the departure of our former President and Chief Product Officer, partially offset by a $0.2 million decrease in share-based and incentive compensation in the three months ended September 30, 2016.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of annual revenue.

Sales and Marketing

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,446	9.9%	$2,329	10.3%	$117	5.0%

The increase in sales and marketing expense was primarily attributable to increasing our sales and marketing headcount as we make efforts to expand our existing customer relationships and the end markets we serve.

General and Administrative

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,079	12.5%	$3,360	14.8%	$(281)	(8.4%)

The decrease in general and administrative expense was primarily attributable to a $0.2 million decrease in personnel costs, inclusive of reductions in share-based and incentive compensation.

Interest Expense

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$584	2.4%	$1,438	6.3%	$(854)	(59.4%)

The decrease in interest expense was primarily attributable to a lower average debt balance and a lower weighted average cost of debt on our outstanding borrowings during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes, and our June 8, 2016 amendment and restatement of our bank credit facility.

Given our borrowings as of September 30, 2016, and our anticipated average outstanding borrowings and weighted average interest rate for the remainder of 2016, we expect our fourth quarter 2016 interest expense will be lower than the fourth quarter of 2015.

Other Expense, Net

	Three Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$56	0.2%	$(1)	*	$57	*

*	Not meaningful

The increase in other expense, net was primarily due to expenditures related to debt financing activities in the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$41,714	68.4%	$45,777	68.6%	$(4,063)	(8.9%)
Professional services	18,907	31.0%	20,513	30.8%	(1,606)	(7.8%)
Other	394	0.6%	418	0.6%	(24)	(5.7%)
Total revenue	$61,015	100.0%	$66,708	100.0%	$(5,693)	(8.5%)

The decrease in software services revenue was primarily attributable to a $6.4 million decrease resulting from the 2015 non-renewal of two state exchange contracts, partially offset by increases in software services delivered to Medicare and Private Exchange customers added during the past year. The decrease in professional services revenue was attributable to the 2015 accelerated recognition of the $3.6 million of revenue recognized upon the termination of our contractual relationship with two Enterprise/Commercial customers in the nine months ended September 30, 2015, and a $2.5 million decrease related to the previously mentioned 2015 non-renewal of two state exchange contracts, partially offset by an increase attributable to year-over-year growth in both customers implemented on our software solutions in all segments other than Enterprise/State and the satisfaction of certain Enterprise/Commercial professional service obligations.

Segment Revenue

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$38,786	63.6%	$38,098	57.2%	$688	1.8%
Enterprise/State	2,608	4.3%	11,547	17.3%	(8,939)	(77.4%)
Medicare	13,493	22.1%	12,707	19.0%	786	6.2%
Private Exchange	6,128	10.0%	4,356	6.5%	1,772	40.7%
Total Revenue	$61,015	100.0%	$66,708	100.0%	$(5,693)	(8.5%)

The increase in our Enterprise/Commercial revenue was primarily attributable to an increase in software services and professional services revenue from an increase in installed customers, partially offset by the impact of the $3.6 million one-time professional services revenue recognized in the nine months ended September 30, 2015 upon the termination of our contractual relationship with two Enterprise/Commercial customers. The decrease in our Enterprise/State revenue was primarily attributable to the non-renewal of two state exchange contracts in 2015. The growth in our Medicare and Private Exchange revenue was primarily attributable to an increase in software services revenue, driven by an increase in the number of health plans and broker customers using our software solutions in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, including a $0.4 million increase from our June 2016 acquisition of ConnectedHealth, LLC.

Cost of Revenue

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$41,907	68.7%	$37,938	56.9%	$3,969	10.5%

The increase in cost of revenue was primarily attributable to a $5.0 million increase in amortization of previously deferred implementation costs as an increased number of customers became implemented on our software solutions in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in cost of revenue also includes a $1.3 million increase in professional fees to outside contractors driven primarily by the completion of our post-implementation warranty period efforts in the first quarter of 2016 for a large customer we implemented in the later part of fourth quarter 2015, and higher than anticipated initial support for certain Enterprise/Commercial customers, and a $0.4 million increase in salaries and personnel-related and other costs, which were partially offset by a $2.9 million increase in capitalization of deferred implementation costs related to the ongoing implementation of new customer software solutions.

As a percentage of revenue, our cost of revenue increased, primarily due to a reduction of Enterprise/Commercial and Enterprise/State revenue from add on software service projects completed in the nine months ended September 30, 2016 as compared to September 30, 2015, while the costs associated with our Enterprise/Commercial segment, which are relatively fixed, remained largely consistent in both periods. Additionally, there was an increase in our post-implementation warranty period efforts in the first quarter of 2016 as discussed above, and a higher than anticipated initial support costs for several Enterprise/Commercial customers. We expect the costs to support our software solutions as a percentage of revenue to decrease over the period of customer usage.

As a percentage of revenue, our cost of revenue increase reflects the impact of the relatively higher fixed cost structure of ConnectedHealth, LLC in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Segment Gross Margins

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$10,043	25.9%	$15,344	40.3%	$(5,301)	(34.5%)
Enterprise/State	854	32.7%	5,100	44.2%	(4,246)	(83.3%)
Medicare	8,232	61.0%	7,073	55.7%	1,159	16.4%
Private Exchange	(21)	(0.3%)	1,253	28.8%	(1,274)	(101.7%)
Total Gross Margin	$19,108	31.3%	$28,770	43.1%	$(9,662)	(33.6%)

The decrease in Enterprise/Commercial gross margin was driven primarily by an increase in outside contractor costs related primarily to the completion of our post-implementation warranty period efforts in the first quarter of 2016 for a larger customer we implemented in the later part of fourth quarter 2015, the impact of revenue and margin recognized in the first quarter of 2015 triggered by the final customer acceptance of a larger multiple element software and services solutions and the $3.6 million decrease in revenue and $2.6 million decrease in cost of revenue related to the termination of our contractual relationship with two Enterprise/Commercial customers in the second quarter of 2015, which were partially offset by a $0.4 million decrease in share-based and incentive compensation in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. A year-over-year decrease in higher margin, add-on production support projects, our relatively fixed cost structure, and what we believe to be a temporary increase in professional fees to outside contractors have decreased gross margins as a percentage of revenue. Our Enterprise/Commercial gross margin included $0.3 million depreciation and amortization for each of the nine months ended September 30, 2016 and 2015.

The decrease in Enterprise/State gross margin was primarily attributable to two customer arrangements that were not renewed beyond 2015. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the nine months ended September 30, 2016 and 2015.

The increase in Medicare gross margin was attributed primarily to a $0.8 million increase in revenue mainly related to an increase in the number of health plans using our platform and a $0.4 million decrease in cost of revenue primarily related to a decrease in share-based and incentive compensation in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Our Medicare gross margin included $1.9 million of depreciation and amortization for each of the nine months ended September 30, 2016 and 2015.

The decrease in Private Exchange gross margin was driven primarily by a $1.8 million increase in revenue and a $3.1 million increase in cost of revenue. The increase in revenue was primarily attributable to an increase in the number of customers using our platform, and the increase in cost of revenue was primarily attributable to an increase in our cost structure to support our current and expected customer growth in the segment and $0.6 million of integration costs associated with the June 7, 2016 acquisition of ConnectedHealth, LLC. Our Private Exchange gross margin included $0.6 million of depreciation and amortization for each of the nine months ended September 30, 2016 and 2015.

Research and Development

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$17,188	28.2%	$17,858	26.8%	$(670)	(3.8%)

The decrease in research and development expense was primarily attributable to a $1.5 million decrease in salaries and personnel-related costs, inclusive of reductions in share-based and incentive compensation, partially offset by $0.5 million increase in severance in the nine months ended September 30, 2016. Additionally, we experienced an approximate $0.3 million year-over-year increase in engineering consulting fees and other costs used to assist in product development of certain efforts expected to benefit our Enterprise/Commercial and Private Exchange segments.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of annual revenue.

Sales and Marketing

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$7,876	12.9%	$7,514	11.3%	$362	4.8%

The increase in sales and marketing expense was primarily attributable to a $0.7 million increase in salaries and personnel-related costs, related to an increase in our sales and marketing headcount and the discrete costs in the nine months ended September 30, 2016 related to the end of service by our former Executive Vice President of Sales and Marketing. In addition, there was a $0.1 million increase in commission expense associated with higher commissionable booking levels in the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015.  The increase in sales and marketing expense was partially offset primarily by a $0.4 million decrease in share-based and incentive compensation in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

We believe our 2016 investment in sales and marketing headcount will provide us resources to expand our existing customer relationships and the end markets we serve, most notably in our Private Exchange and Enterprise/Commercial segments.

General and Administrative

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$9,616	15.8%	$10,823	16.2%	$(1,207)	(11.2%)

The decrease in general and administrative expense was primarily attributable to a $0.9 million decrease in salaries and personnel-related costs inclusive of a $0.7 million decrease related to share-based and incentive compensation, in addition to a $0.4 million decrease in amortization resulting from the full amortization of a covenant not to compete, partially offset by approximately $0.1 million of acquisition-related expense due to our June 2016 acquisition of ConnectedHealth, LLC.

Interest Expense

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$2,851	4.7%	$4,275	6.4%	$(1,424)	(33.3%)

The decrease in interest expense was primarily attributable to a lower average debt balance, as well as lower weighted average cost of debt on our outstanding borrowings during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes, and our June 8, 2016 amendment and restatement of our bank credit facility.

Other Expense, net

	Nine Months Ended September 30,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$1,939	3.2%	$8	*	$1,931	*

*	Not meaningful

The increase in other expense, net was primarily due to a $0.6 million breakage fee and the $0.5 million recognition of OID and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations primarily through cash from operating activities and bank and subordinated debt borrowings. As of September 30, 2016, we have cash and cash equivalents of $16.7 million which is held for working capital and other general corporate purposes, including to develop new technologies, fund capital expenditures, make investments in or acquisitions of other businesses, solutions or technologies or repay a portion of our outstanding borrowings. We do not enter into investments for trading or speculative purposes. Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity. Accordingly, our cash and cash equivalents are invested primarily in demand deposit and money market accounts that are currently providing only a minimal return.

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

We believe that cash from operations, the net proceeds from the May 2, 2016 Preferred Stock offering, the expected reductions in our cash used for on-going debt service as a result of the repaying the THL Note, and available capacity under our Amended Credit Facility described below, will provide liquidity to meet anticipated future short-term capital requirements. The sufficiency of these liquidity sources to fund necessary and committed capital needs will be dependent upon our ability to meet covenant requirements of our Amended Credit Facility. While we don’t anticipant a breach of any of our Amended Credit Facility covenants, if certain operating results are not achieved, we may need to take additional cost reduction efforts, seek additional covenant relief or secure additional capital resources.

In the future, we may seek to access the capital markets to raise additional equity financing for various business reasons, including required debt payments and acquisitions. The timing, term, size, and pricing of any such financing will depend on investor interest and market conditions, and there can be no assurance that we will be able to obtain any such financing. In addition, if we are unable to comply with our debt covenants in the future and as a result default on our loan agreement, all of our approximately $35.5 million of outstanding September 30, 2016 borrowings would become immediately payable, which could adversely affect our financial condition.

Senior Credit Facility

We have a bank credit facility (the “Credit Facility”) that provides for short-term working capital and long-term investment needs.

On June 8, 2016, the Credit Facility was amended and restated (the “Amended Credit Facility”), to (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10.0 million of revolving credit, or the Senior Revolving Credit Facility, through the maturity date, and (iii) increase the term loans, or Senior Term Loans, funding to $35.0 million from approximately $20.0 million at June 8, 2016.

On November 4, 2016, the Company amended the Amended Credit Facility, to, among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the Amended Credit Facility, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10.0 million to $11.5 million, effective November 4, 2016, and $15.0 million effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loans to $2.5 million effective with the December 31, 2016 quarterly payment, and $3.3 million effective with the March 31, 2018 quarterly payment, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. The trailing twelve month EBITDA, as defined in the Amended Credit Facility, ranges from $0.5 million for the twelve months ended September 30, 2016 to a negative $4.0 million EBITDA for the twelve months ended December 31, 2016, and increases gradually to $15.0 million for the twelve months ended March 31, 2021. In connection with the November 4, 2016 amendment, the Company repaid $2.0 million of the outstanding Senior Term Loans and incurred bank fees of approximately $0.3 million.

Subordinated Loans

Prior to May 3, 2016 we had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, for total proceeds of $30.0 million less $0.7 million of original issue discount. On May 3, 2016, we repaid the $30.0 million principal and accrued interest to settle the THL Note (see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q).

The following table summarizes the principal balances of our outstanding borrowings as of September 30, 2016:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$958
Credit Facility: Term loans	34,563
$35,521

Cash Flows

Our cash flows were as follows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(17,165)	$(14,809)
Investing activities	(5,353)	(1,177)
Financing activities	33,787	(4,850)
Net increase (decrease) in cash and cash equivalents	$11,269	$(20,836)

Operating Activities

For the nine months ended September 30, 2016, our net cash and cash equivalents used in operating activities of $17.2 million consisted of a net loss of $20.3 million and $5.1 million of cash used by changes in working capital, partially offset by $8.3 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $7.7 million, partially offset by a $1.4 million decrease in deferred implementation costs, a $1.4 million increase in accounts payable and a $0.4 million decrease in accounts receivable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. For the nine months ended September 30, 2016, we received less cash from upfront implementation services billings than in prior periods, which is largely attributed to a reduction in the size and timing of implementation efforts. The decrease in deferred implementation costs was primarily the result of net recognition of previously deferred implementation costs associated, on which we are currently recognizing with revenue as the contractual obligations are complete and the software service usage periods have begun.  The increase in accounts payable reflects timing of payments to large vendors, and the decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

For the nine months ended September 30, 2015, our net cash and cash equivalents used in operating activities of $14.8 million consisted of a net loss of $11.7 million and $11.0 million of cash used by changes in working capital, partially offset by $7.9 million in adjustments for non-cash items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $11.5 million, an increase in accounts receivable of $2.0 million, partially offset by a $2.2 million increase in accounts payable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The increase in accounts receivable was primarily attributable to an increase in billing milestones which are historically higher in third and early fourth quarter consistent with insurance plan annual enrollment periods. The increase in accounts payable was primarily due to timing of payments to vendors.

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

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $5.4 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired. The remainder of the $0.7 million consisted of the purchase of property and equipment.

For the nine months ended September 30, 2015, net cash used in investing activities was $1.2 million and consisted of the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2016, net cash provided by financing activities was $33.8 million, consisting primarily of $49.3 million net proceeds from our May 2, 2016 preferred stock offering and $16.2 million of term debt borrowings under our Amended Credit Facility, partially offset by the $30.7 million repayment of the THL Note and payment of $1.0 million of financing and other fees.

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

The following table summarizes these contractual obligations as of September 30, 2016, and provides an update to the information previously presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to reflect changes in our debt and the impacts of acquiring ConnectedHealth. Future events could cause actual payments to differ from these estimates.

		Less than 1			More than 5
Contractual Obligations:	Total	year (3)	1-3 years (4)	3-5 years (4)	years (4)
	(In thousands)
Long-term debt—Revolving line of credit
Principal (1)	$958	$958	$—	$—	$—
Interest (2)	6	6	—	—	—
Long-term debt—Other senior and subordinated
Principal (5)	34,563	438	3,500	3,500	27,125
Interest (2) (5)	8,422	508	3,833	3,421	660
Operating lease obligations	7,234	391	2,533	1,763	2,547
Capital lease obligations	41	32	9	—	—
Total	$51,224	$2,333	$9,875	$8,684	$30,332

(1)	Repayment of the revolving line of credit is due at end of the term in June 2021. Early repayment is allowed, and the revolving line of credit and interest was repaid subsequent to September 30, 2016.
(2)	Includes estimated interest payments based on contractual rates as of September 30, 2016.
(3)	Includes obligations for the remainder of 2016.
(4)	Includes obligations for the annual periods following the year ended December 31, 2016.
(5)

On November 4, 2016, we amended our bank credit facility to, among other things, change our required long-term senior debt principal repayments and the interest rate on such debt. While future events could cause actual payments to differ, the following reflects our revised estimated principal and interest payments as of September 30, 2016, taking into account the effects of the November 4, 2016 amendment:

		Less than 1			More than 5
Contractual Obligations:	Total	year	1-3 years	3-5 years	years
	(In thousands)
Long-term debt—Revolving line of credit
Principal	$958	$958	$—	$—	$—
Interest	6	6	—	—	—
Long-term debt—Other senior and subordinated
Principal	34,563	2,619	5,775	6,600	19,569
Interest	8,696	580	4,224	3,320	572
Operating lease obligations	7,234	391	2,533	1,763	2,547
Capital lease obligations	41	32	9	—	—
Total	$51,498	$4,586	$12,541	$11,683	$22,688

Off-Balance Sheet Arrangements

As of September 30, 2016, we had a standby letter of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was amended and restated in June 2016, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of September 30, 2016, we had total borrowings of $35.5 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.4 million change in our annual interest expense on our outstanding borrowings as of September 30, 2016. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced a net loss of $7.3 million, $10.2 million and $26.4 million in 2015, 2014 and 2013, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

Failure to manage our anticipated long-term growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

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

A reduction or slowdown in demand for health insurance exchanges caused by shifts in the marketplace, lack of acceptance, technological challenges, and competing solutions, or as a result of individuals, brokers, or health plans determining that other distribution channels for health insurance are superior to ours, would have a material adverse effect on our business, future growth, results of operations and financial condition.

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

Our business is subject to seasonal fluctuations and our operating results are traditionally strongest in the fourth quarter of each year as a result of the open enrollment period established by PPACA and other requirements and regulations with respect to the sales and marketing of Medicare plans. Therefore, our stock price might be based on expectations of future performance that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

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

Our operating results have varied in the past. In addition to the other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the extent to which our products and services achieve or maintain market acceptance;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	our ability to hire and retain qualified personnel, including our sales force;
•	changes in the regulatory environment related to benefits and healthcare;

•	regulatory compliance costs;
•	the timing, size and ability to successfully integrate potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

We have a history of incurring substantial amounts of indebtedness. As of September 30, 2016, our total indebtedness was $35.5 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important adverse consequences. For example, it could:

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

We intend to continue to make investments to support our business growth strategy and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through new issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Similarly, upon the occurrence of certain fundamental events, the holders of our Series A Preferred Stock will have the right to require us to repurchase any or all of our outstanding Series A Preferred Stock. It is possible that we would not have sufficient funds at the time that we are required to make any such purchase of Series A Preferred Stock. We cannot assure the holders of the Series A Preferred Stock that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such Series A Preferred Stock that holders have requested to be repurchased upon the occurrence of such an event. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

If our transition from our current technology platforms to new platforms does not occur rapidly or as efficiently as anticipated, it could have a material adverse effect on our business and results of operations.

We are expanding our software-as-a-service, or SaaS, and other cloud based and hosted offerings, including building new shared capabilities such as consumer shopping and personalization. Our ability to (i) complete that development and (ii) efficiently transition existing enterprise-platform customers to updated components is important to our future operating results. We are also investing in platform delivery improvements that will lower our cost of implementation and configuration and improve competitiveness. Our SaaS business model depends heavily on achieving economies of scale because the initial upfront investment is costly and the associated revenue is recognized on a ratable basis. If we fail to achieve efficient transitions, improvements to our capabilities, appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results could be adversely affected.

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $30.8 million in goodwill, $10.0 million in other intangible assets and $23.1 million of deferred implementation costs, together representing approximately 67% of our total assets as of September 30, 2016. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of September 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

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

As of September 30, 2016 and December 31, 2015, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Failure to adequately develop and deploy our direct sales force could impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new customers and sell additional products and services to existing customers. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take up to nine months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to retain, attract, and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

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

In our government business to date, we have primarily worked as a subcontractor to prime contractors that contract directly with the federal or state government customer. In the scope of these relationships, we have provided specified components of the applicable government entity’s overall request. Based on our risk analysis of multiple factors, including the scope of the government entity’s request, the total potential contract value and the terms and conditions of the applicable contract, we have determined that operating in a subcontractor role has been most appropriate for our government business. It may or may not be more beneficial for us to contract directly with the government due to various factors including insurance, risk and liability issues. In order to secure government business, it is important that we identify and market our capabilities to the prime contractor community, participate on joint requests for proposals, and maintain effective working relationships throughout the term of the contract.

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

Consolidation in the health insurance industry has accelerated in recent years, and this trend could continue. We may lose customers due to industry consolidation, and we may not be able to expand sales of our solutions and services to new customers to replace lost customers. In addition, new companies or organizations that result from such consolidation may decide that our solutions are no longer needed because of their own internal processes or the use of alternative solutions. As these entities consolidate, competition to provide solutions and services to industry participants will become more intense and the importance of establishing relationships with large industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our solutions. Also, if consolidation of larger current customers occurs, the combined company may represent a larger percentage of business for us and, as a result, we are likely to rely more significantly on the combined company’s revenue to achieve growth. As a result, industry consolidation or consolidation among current customers or potential customers could adversely affect our business.

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

To continue to execute our strategy, we also must identify, hire and retain highly skilled personnel. Competition is intense for engineers with high levels of experience in designing and developing software and Internet-related services. We might not be successful in maintaining our unique culture and continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel is limited overall and specifically in the geographic regions in which our principal offices are located. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

If we cannot maintain or enhance our corporate culture, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, which could have a material adverse effect on our business.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. We may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Failure to enhance or preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

The healthcare and health insurance industries are highly regulated and are subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting healthcare and health insurance and related benefits or products when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could require us to change our operations or cease using certain datasets, create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of healthcare and health insurance are as follows:

•

Patient Protection and Affordable Care Act. Numerous lawsuits have challenged and continue to challenge the constitutionality and other aspects of PPACA, and regulations and regulatory guidance continue to be issued on various aspects of PPACA. Additionally, administrative changes as a result of the 2016 fall elections could impact aspects of PPACA, and in turn may affect our business. While many of the provisions of PPACA are not directly applicable to us, PPACA, as enacted, affects the business of many of our customers. Our customers might experience changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of PPACA on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

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

•

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

As of September 30, 2016, our directors, executive officers, and their affiliated entities beneficially owned approximately 58% of our outstanding capital stock, including shares of our common stock and shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) that vote together on an as-converted to common stock basis. In particular, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P (“Chrysalis”) own more than a majority of our outstanding capital stock on an as-converted basis, with Francisco Partners beneficially owning approximately 43.7% of our outstanding capital stock on an as-converted basis. As discussed further below, each of Francisco Partners and Chrysalis are represented by a member of our Board. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions. In addition, if Francisco Partners acquires more than 50% of the voting power of our outstanding capital stock, we may be considered a “controlled company” under the listing rules of the Nasdaq Global Market and could elect to utilize certain exemptions from the requirements of the Nasdaq Listing Rules.

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

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth strategy. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon future appreciation in its value, if any. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our common stock, dilutes the ownership of such holders and may adversely affect the market price of our common stock.

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners and Chrysalis (the “Investment Agreement”). As of August 26, 2016, these shares represented approximately 35% of our outstanding capital stock, on an as-converted basis. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7.5% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series A Preferred Stock are convertible, through at least May 2, 2018, and thereafter in cash or in-kind at our option. If we fail to timely declare and pay a dividend, the dividend rate will increase.

As holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock, and the subsequent increase in the number of shares of common stock issuable upon conversion of the Series A Preferred Stock through the payment of dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Series A Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock could adversely affect prevailing market prices of our common stock. We granted the holders of the Series A Preferred Stock customary registration rights in respect of their shares of Series A Preferred Stock, and any shares of common stock issued upon conversion of the Series A Preferred Stock.  We registered all outstanding shares of Series A Preferred Stock and the number of shares of common stock into which such shares of Series A Preferred Stock may be convertible as of May 3, 2018 on a Registration Statement on Form S-3 that was declared effective by the SEC on September 23, 2016. The effective Registration Statement facilitates the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the holders of our Series A Preferred Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Series A Preferred Stock may exercise significant influence over us, including through their ability to designate a member of our Board of Directors.

Under the terms of the Investor Rights Agreement that we entered into with the holders of Series A Preferred Stock as of May 2, 2016 (the “Investor Rights Agreement”) and of the Series A Preferred Stock, the holders of shares of the Series A Preferred Stock have consent rights with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; and
•	issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock;

The Investor Rights Agreement also imposes a number of affirmative and negative covenants on us. As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Such holders and their affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

The terms of the Investor Rights Agreement and of the Series A Preferred Stock also grant Francisco Partners certain rights to designate a director to serve on our Board. Specifically, Francisco Partners (i) can designate one member of the Board, which designee shall be entitled to serve on the compensation committee of the Board, and one Board observer for so long as Francisco Partners continues to hold at least 25% of the equity interests purchased by it at the closing of the Financing and 5% of all of our outstanding common stock (on an as-converted basis) and (ii) can designate one Board observer for so long as it holds at least 10% of the equity interests purchased by it at the closing of the Financing. Currently, Ezra Perlman serves as a member of our Board pursuant to the designation of Francisco Partners. In addition, David A. Jones, Jr., the chairman of our Board, is a general partners of Chrysalis Ventures, which in addition to holding shares of our common stock, also holds shares of our Series A Preferred Stock. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Francisco Partners and of Mr. Jones may differ from the interests of our security holders as a whole or of our other directors.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.

The holders of Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of the stated value of such holder’s shares of Series A Preferred Stock or the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Series A

Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, plus accrued but unpaid dividends.

In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 7.5% per annum, payable quarterly in arrears. If we fail to timely declare and pay a dividend, the dividend rate will increase. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series A Preferred Stock are convertible, until May 2, 2018, and thereafter in cash or in-kind at our option. The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock upon the occurrence of certain events.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On November 4, 2016, we entered into Amendment No. 1 to our Amended and Restated Credit Facility (the “Amendment”) with Wells Fargo Bank, National Association, as administrative agent for the lenders named therein (the “Agent”).

The Amendment amended our existing Amended and Restated Credit Agreement (the “Amended Credit Facility”) with the Agent, dated June 8, 2016, to, among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the Amended Credit Facility, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10.0 million to $11.5 million, effective November 4, 2016, and $15.0 million effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loans to $2.5 million effective with the December 31, 2016 quarterly payment, and $3.3 million effective with the March 31, 2018 quarterly payment, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. The trailing twelve month EBITDA, as defined in the Amended Credit Facility, ranges from $0.5 million for the twelve months ended September 30, 2016 to a negative $4.0 million EBITDA for the twelve months ended December 31, 2016, and increases gradually to $15.0 million for the twelve months ended March 31, 2021.

The Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Amendment is a summary and is qualified in its entirety by the respective terms of the Amendment.

Item 6. Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTURE, INC.

Date: November 9, 2016	By:	/s/ James P. Purko
James P. Purko
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated June 7, 2016, by and among ConnectedHealth, LLC, Connecture, Inc., Speed Merger Sub, Inc., the Principal Equityholders, and Shareholder Representative Services, LLC.	8-K	001-36778	2.1	June 9, 2016

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.3	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

10.1*	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 4, 2016

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Portions of this agreement have been redacted pursuant to a request for confidential treatment that was submitted to the Securities and Exchange Commission.