Form 10-K
period 2016-12-31
CONNECTURE INC
filed 2017-03-31
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the date of the registrant’s most recently completed second quarter, the aggregate fair market value of the registrant’s common stock held by non-affiliates was approximately $37.1 million based on the closing sales price as reported on the NASDAQ Global Market.

As of March 10, 2017, there were 22,584,540 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2017 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CONNECTURE, INC.

Form 10-K

For the Year Ended December 31, 2016

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

Overview

We are a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution. Our solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. Our customers are payers, brokers, government agencies, and web-based insurance marketplace operators, who distribute health and ancillary insurance. Our solutions automate key functions in the insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

The United States health insurance marketplace continues to experience structural changes that alter how health insurance is purchased and distributed. Consumer access to and plan choices for health insurance continues to grow. As a result, consumers need effective decision-support tools to help them optimize their health insurance choices. Concurrently, the traditional distribution approaches for health plans and brokers have had to evolve from offering a more limited set of plans to employers through group coverage to cost-effectively selling insurance in the more fragmented individual market and in public and private exchanges.  These exchanges are essentially online marketplaces sponsored either by a non-government entity, such as an employer, insurance broker or other distributor (in the case of private exchanges) or by a federal or state government entity (in the case of public exchanges.)  This evolution calls for technology solutions that allow individuals and businesses to compare products and make purchases directly from health plans in a way that is cost-effective for health plan distributors.

In 1999 we incorporated in Delaware, and since then, we have provided technology-enabled health plan sales automation solutions. As of December 31, 2016, our customer base included more than 75 health plans, including 20 of the top 25 health plans (based on total enrollment). As of December 31, 2016, our technology powered more than 35 private, state and federal exchanges. Our personalized health insurance shopping experience is available to the approximately 52 million Medicare beneficiaries through our provision of shopping, price comparison, plan ranking and enrollment software for Medicare.gov and 1-800-Medicare call center agents. We estimate that approximately 3.5 million Medicare beneficiaries used our software in the 2016 enrollment period.

Industry Background

The United States health insurance industry is responsible for the administration of healthcare benefits to over 175 million individuals covered by employer-based health insurance and is experiencing a structural transformation in which shopping for and enrollment in health insurance products is transitioning from a wholesale or group-based distribution model to an individual or retail-oriented consumer marketplace. This transformation, in conjunction with regulatory and competitive pressure on distribution and overhead costs, places substantial new business and technology requirements on health plans, brokers and aggregators and has created an attractive opportunity in the markets we serve.

Consumer-Centric Marketplace

With a new president and administration in the White House, we expect there may be changes in the Federal regulations brought about as part of the Patient Protection and Affordable Care Act (PPACA). However, we anticipate the role of the consumer will only continue to be more important. Responsibility for health insurance purchasing will largely fall to individuals and will place a continued importance on better, more informed decision-making. This trend is evident in several key health insurance membership market segments:

•

Individual Insurance Market: Mandated insurance coverage has driven significant growth in the under-65 individual market. Anecdotal information from health plans indicates that more small group employers (defined as employers having less than 100 employees) are looking to exit the market and associated provision of health insurance and as such we believe that these previously insured employees will be seeking coverage in the individual market.

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

•

Exchange-based Insurance Market: According to a study by Accenture, employers in 2016 moved approximately 8 million lives to private exchanges, up 35% from 2015. These efforts include mechanisms to make health insurance a defined contribution benefit and decouple benefit expenses from medical cost inflation trends. As part of this shift, large employers are also moving retirees from group Medicare Advantage plans to retail Medicare Advantage plans that are distributed through retiree exchanges.

•

Medicare Market: We believe that the number of participants in Medicare Advantage and Medicare Supplement plans will increase from approximately 30 million individuals in 2015 to approximately 34 million individuals in 2018 based on data from the Congressional Budget Office and other industry analysts, and that there will be increased movement from group Medicare Advantage plans to retail Medicare Advantage plans.

As a whole, these trends are directing an evolution of health insurance technology toward supporting more effective and consumer-friendly solutions that help consumers to better compare and enroll in plans based on their actual healthcare needs and to optimize their increased health insurance responsibility and spend.

Pressure to Manage Distribution Costs and Operating Expenses

While health plans and brokers need to support a more individualized and fragmented health insurance shopping and enrollment process, they are under increasing pressure to lower distribution costs. Federal regulations brought about as part of the PPACA had a material effect on health plan profitability and increased the competition for gaining and retaining members. This forced health plans to find better ways to manage areas of non-medical cost structure, such as sales commissions and internal information technology development. As a result, health plans have undertaken efforts to lower brokerage commissions and to implement innovative third-party technologies to reduce investment in internally-developed software. Similarly, brokers who now face depressed commissions from health plans need to leverage technology-based, automated processes to sell more cost-effectively and to identify product cross-selling opportunities, such as with ancillary products, as part of the plan selection process.

Increasing Opportunity for Technology

As shopping and enrollment in health insurance transitions to an individual, retail-oriented consumer marketplace, we believe there is opportunity for intuitive, web-based technologies to automate and lower the cost of health insurance distribution, as well as increase enrollment opportunities and member retention.

The Connecture Sales Automation Solution

Our leading web-based consumer shopping, quoting, enrollment and engagement solutions support a range of health insurance products and services, including Group, Individual and Medicare coverage, with a focus on providing a consumer-centric experience. We simplify the health plan and prescription drug shopping experience with data-driven tools that empower consumers to make smarter, more personalized coverage choices. For health plan, broker and exchange operator customers, we deliver powerful and unified distribution solutions that we believe help them increase their revenue opportunity as they serve a growing, but fragmented population, while also reducing the costs associated with acquiring new and retaining current members.

We automate the following key functions of the health and ancillary insurance distribution process for our customers:

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

We believe the breadth, depth and scale of our solutions across key functional areas are critical to our success in the complex and changing health insurance marketplace. In particular, our personalized and data-driven shopping experience helps customers make better health insurance purchasing decisions. Our web-based solutions are designed to maximize enrollment and member retention opportunities, and our technology enables rapid deployment of benefits and engagement technology to help our customers adapt to evolving market needs and build stronger relationships with their members.

Our Competitive Strengths

We believe we have the following key competitive strengths:

Health plan shopping and enrollment leadership

While the health insurance industry is in the midst of adapting to rapidly changing requirements, and many start-up competitors are struggling to adapt to the uncertain future direction of the PPACA, we have built our flexible platform infrastructure to be relevant over the long-haul, no matter the political environment. We have a more than 15-year history in the technology-enabled health plan shopping and enrollment serving individuals both under and over-65, including the following:

•	Leadership in the commercial under-65 health insurance market;
•	Over ten years as the web-based technology solution for Medicare.gov;
•	Relationships with a broad range of health plans and brokers, including 20 of the top 25 health plans (based on total enrollment).

Domain and technology development expertise

The health insurance market is characterized by high levels of regulation and complexity. There are many plan types and configurations available to individuals and ensuring that the options are presented and marketed effectively is key. Further, our technology assists our customers to compete more effectively by allowing them to introduce new products and change pricing and benefit designs dynamically. We also believe that our solutions allow our customers to more effectively enter new markets and distribute new products faster and more efficiently. We believe our depth of knowledge and our proven ability to innovate positions us to be a leader in our industry.

Configurable and scalable solutions to meet customer needs

Many of our solutions are designed to handle both high degrees of configurability and significant growth in users without requiring major software re-engineering or capital expenditures by our customers. Our solutions are cost-effective for our customers because we offer a platform that is comprehensive across key sales automation functions, but also has individual software applications that can integrate with common existing customer software applications. We deliver quick deployment solutions in the cloud as well as large scale enterprise solutions. Today, our technology is used by many of the largest health plans and brokers to power their critical shopping and enrollment functions. We also power the country’s largest multi-payer exchange, Medicare.gov, and successfully handle more than two million Medicare Advantage and Medicare Part D enrollments annually.

Large and valuable database of health plan and drug cost information and ancillary products

We believe that our large database of health plan and drug cost information enables us to deliver higher value to our customers and consumers alike. We are a primary source of health plan and pharmacy data for Medicare products available on Medicare.gov and the broad range of our health plan relationships makes us a valuable and extensive source of permission-based health plan information. These data are critical for consumers to make difficult decisions about trade-offs between plan premiums vs. out-of-pocket costs, physician networks and pharmaceutical formularies. Our large dataset of health plan and drug cost information powers our empirically-driven recommendations engine that we believe provides consumers with more precise decision-support tools. In addition, our platform also supports many ancillary products such as dental, life insurance, critical illness and wellness which allows health plans and brokers to sell a more customized package of insurance products, thereby helping to differentiate the consumer shopping experience and maximize our customers’ revenue opportunity.

Reportable Segments

Our reportable segments, Enterprise/Commercial, Enterprise/State, Medicare and Private Exchanges are based on software and service offerings. Financial information for our reportable segments is included in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our portfolio of web-based software solutions allows customers to offer solutions for Group, Individual and Medicare markets. Each application is modular and functions independently, yet can integrate together to create a comprehensive and robust solution. Our portfolio of solutions is summarized below by reportable segment.

Enterprise Commercial Solution for Health Plans

Connecture’s primary Enterprise Commercial solution automates sales and enrollment processing in order to allow health plans to operate more cost-effectively, extend reach and provide a better consumer and/or employer/broker experience. The full consumer lifecycle for sales automation is managed, from business acquisition through renewals. Our platform allows a broad range of consumers (individual plan sales, group sales, or single health plan private exchanges) to make better health insurance decisions. Consumers, brokers and other agents can more easily shop for, purchase and renew insurance. The software solution can be configured for any size of health plan and streamlines workflow for health insurance distribution and automates multiple lines of business, including health, dental, group life, vision, accidental death and dismemberment, short-term disability and long-term disability. The solution is web-based, secure and scalable.

The business functions automated for the individual consumer market include:

Shopping

The Shopping application allows for the capture of consumer information, the comparison of plans and viewing of rates. In addition, users can retrieve previously saved quotes, copy and create new quotes and indicate acceptance of plans online. The functionality supports all the applicable rules related to open enrollment, metal tier plan information and member-level rate display.

The solution also offers a Plan Advisor Tool which allows the consumer, broker or sales representative to shop and compare plans, products and key benefit features via an interactive “guided shopping” experience based on questions around the consumer’s individual risk tolerance, ability to pay more up-front/higher deductible, personal health factors, desired add-on plans or riders. These questions are then rated and scored and plans are presented based on how the consumer answered each question. There are also subsidy and cost calculators to help the prospective member gauge financial risk. Each implementation is designed to match the health plan’s current website and brand.

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

Renewals

The renewal application is comprised of a series of workflow steps which will allow for the automatic initiation of the renewal process without manual intervention; health plans, however, can also configure business rules to denote renewal groups and subject such groups to the manual renewal process. Functionality includes renewal import, renewal quoting and acceptance, renewal export, package generation and distribution, recommended and alternate plan mapping and agent/broker PDF generation.

Member Management

The member management application allows members the ability to update their profiles with work and life event changes at any point throughout the year through an online portal. The system will track the requested change of coverage through a defined approval process.

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

The solution utilizes common capabilities for both the individual consumer and the employer group’s needs. The business functions automated for employer groups include:

Quoting

New Business Quoting provides a guided workflow to capture basic employer demographic information and employee census details in order to view available plans and corresponding rates. Within each new business quote, the user can view the composite/age rates, estimated premiums, plan benefits and benefit comparisons.

It also provides a guided workflow designed specifically for defined contribution in addition to traditional defined benefit plans. Users can initiate a defined contribution quote by selecting an array of plans options. These options are defined by the health plan and configured within the product server and rate repository. The collection of employer demographics and census information can serve both defined contribution and defined benefit quoting.

Employer and Employee Shopping

The Shopping application allows for the capture of basic consumer information, the comparison of plans and viewing of rates. In addition, users can retrieve previously saved quotes, copy and create new quotes and indicate acceptance of plans online. The functionality supports any of the mandated rules related to open enrollment, metal tier plan information and member-level rate display.

The solution for groups also offers a Plan Advisor Tool, which allows employee-consumers, or the human resources administrator at the employer or the broker or sales representative working with them, to shop and compare plans, products and key benefit features via an interactive “guided shopping” experience based on questions around their own individual risk tolerance, ability to pay more up-front/higher deductible, personal health factors, desired add-on plans or riders, etc. These questions are rated and scored. Plans are presented based on how the consumer answers each question. Each implementation is designed to match the health plan’s current website and brand. There is both a subsidy calculator and a cost calculator to help the prospective member gauge financial risk.

Enrollment and Renewals

Developed specifically for the group market, the solution leverages common capabilities from the Individual applications and delivers necessary functionality tailored for employer group and employee enrollment. Comprehensive functionality also supports the group renewal process.

Group Policy Administration

The Group Policy Administration application allows human resources administrators and members the ability to update profiles with work and life event changes at any point throughout the year through an online portal. The system tracks the requested change of coverage through a defined approval process.

We also offer single-health plan private exchanges as an extension to the solution. These private exchanges enable insurance health plans to offer more choices to their employer customers. They facilitate an array of defined contribution and defined benefit plans, promote flexibility and consumer personalization and include medical and ancillary products in the consumer offering. We enable a one-stop shopping and enrollment experience that allows employers to make available to their employees a list of plans and benefits for consideration, pricing, selection and enrollment, including recommendation of best fit plans.

We also offer integration of a health plan’s consumer enrollment website to the Federal exchange through a Direct Enrollment capability currently supported by the Federal exchange, which provides the health plans the opportunity to maximize member retention by presenting only their Qualified Health Plans.

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

Key capabilities offered for our Medicare solution include:

Consumer Plan Comparison and Shopping

The plan comparison and shopping solution is deployable in multiple portal website configurations including consumer, agent/broker and call center representative. The application supports the most common Medicare plan options including Medicare Advantage, or MA, Medicare Advantage Prescription Drug, or MAPD, Prescription Drug, or PDP, and Medicare Supplement plans. In addition to operating as a stand-alone website, the offering can also be made available as an Application Programming Interface or API. This allows the customer to embed the functionality within their existing internet assets without the need for a separate website.

Plan Comparison and Retention

Our Medicare solution utilizes features from the shopping application to improve the efficiency of the policy renewal process. Medicare beneficiaries can receive their forms pre-populated with their personal information from the new business enrollment process, seeing plan options and cost estimates built on known information, such as age and pharmaceutical drug utilization. These pre-filled forms minimize potential errors and can expedite the enrollment process. Beneficiaries are also offered a Short Enrollment Request Form to facilitate enrolling in a different plan offered by the same health plan (when allowed by Centers for Medicare and Medicaid Services, or CMS).

On-line Enrollment

The On-line Enrollment application can be fully integrated with the solution. The application unifies multiple distribution channels (e.g., brokers, field marketing organizations, call centers, etc.) into a single automated application submission to the health plan. Reporting is also available on an integrated basis. Common Medicare plan options including MA, MAPD, PDP and Medicare Supplement plans are supported with dynamic form generation coupled with extensive customization options.

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

Through our RxHealth Insurance Agency, Inc. and ConnectedHealth, LLC subsidiaries, we are a CMS-approved Web-broker Entity, which allows us to assist customers online with (i) completing enrollment in Qualified Health Plans offered in the individual market through the Federal Exchange; (ii) applying for tax credits and cost sharing reductions for Qualified Health Plans; and (iii) other customer service assistance related to health insurance coverage and enrollment processes through the Federal Exchange. Using Web-broker Entity services allows brokers, agencies and aggregators to provide a CMS-approved technology platform to consumers shopping for Qualified Health Plans.

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

Retiree Group Plan Comparison and Enrollment

Developed for the employer seeking to transition its retirees from its current group coverage to individual Medicare plans, the retiree group plan comparison application allows for the creation of customized employer websites. The roster of eligible retirees can be pre-populated prior to making the site available for the retiree to select a new coverage plan. Health plans that have been selected by the employer are displayed to the retiree. Our Private Exchange solutions not only include technology, but also a repository of participating health plan and ancillary health plan data and integration connectivity. This repository enables the broker and exchange operator to deploy an offering quickly by avoiding an independent sourcing effort.

Enterprise State Solution for State Exchanges

We have offered to state governments a solution that enabled states the ability to create public health insurance exchanges under PPACA. The state solution was customized for the government exchange market and includes three major functional components that facilitate plan selection:

•

Individual or AHBE Shopping and Enrollment Applications—Intuitive tools that help consumers examine, compare and enroll in the best insurance options available for them and their families. Our individual shopping solution for state exchanges includes a range of plan comparison, consumer decision support and provider search tools.

•	Small Group or SHOP Exchanges—For employer and employee shopping, quoting and enrollment.

Due to limited market opportunities, we have continued to reduce our focus and dependency on this segment. As of December 31, 2016, we support one remaining state exchange, which we anticipate supporting through the duration of our contract ending in 2017.

Engagement Tools

Drug Compare

We offer our customers, including PBMs, private exchanges and the federal government’s Medicare.gov website, a member engagement tool for drug pricing comparison called DrugCompare. We believe DrugCompare is the most widely-used and comprehensive drug pricing comparison database in the industry. The DrugCompare application presents dose equivalent therapeutic alternatives that are priced according to the shopper’s or member’s benefit and formulary. Lower cost formulary options are suggested, including direct generics, generic alternatives, brands, over the counter drugs, pill-splitting and alternative dosing schedules. Side-by-side pricing and safety comparisons are provided, as well as alerts regarding potential medication management interactions for a member. Our data network includes the ability to comparison shop across the country in retail and mail-order pharmacy locations.

Professional Services and Customer Support

We deliver and support the Connecture platforms and solutions utilizing teams of highly qualified business and technical personnel. We have implementation teams in place to ensure seamless deployment and effective utilization of our solutions. Once deployed, our production support team is able to help customers with the option of maintaining various business rules, rates, plans and products on their own utilizing our proprietary tools, or having us maintain the platform on their behalf.  And through working with our software application maintenance teams, customers are able to complete regular upgrades to the licensed applications, including updates for common regulatory items and new functionality.

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

Sales and Marketing

We sell substantially all of our software solutions through our direct sales organization, comprised of health plan-focused and exchange-focused field sales professionals. These sales efforts are supported by multi-channel marketing tactics including modern digital outreach, websites, email, hosted webinars, print media, event marketing and public relations.

We generate prospect leads, accelerate sales opportunities and build brand awareness through our marketing programs and strategic relationships. Our marketing programs target insurance and benefits executives, technology professionals and government department leaders as well as pharmaceutical benefits managers as direct outreach, but also address other influencers through nurturing programs and public relations.

For a discussion of our contracted backlog, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the subsections titled “Overview” and “Key Financial and Operating Performance Metrics.”

Competition

While we do not believe any single competitor provides the breadth or the depth of the comprehensive Connecture solution set, we do face non-traditional competition from various sources.

Our competition includes:

•	insurance health plans and national brokers that have invested in internally developed customer acquisition and retention solutions;
•	various niche software vendors;
•	systems integrators and large consulting firms;
•	third party administrators and call centers that may look to add technology capabilities; and
•	general enterprise resource planning or CRM software vendors.

We believe that we are differentiated primarily on the following factors:

•	user experience and personalization;
•	breadth and depth of application functionality;
•	15 years of longevity as a company in this market and domain expertise in health insurance, benefits and healthcare consumerism, as well as in commercial and government sectors;
•	capability for customization through configuration, integration, security, scalability and reliability of applications;
•	size and variety of customer base;
•	extensive health plan and API data network;
•	cloud-based and on-premise delivery model options;
•	ability to integrate with legacy enterprise infrastructures and third-party applications such as CRM, and rapidly innovate and respond to customer needs and regulatory requirements.

We believe that we compete effectively based upon these criteria. Nonetheless, the increasing acceptance of automated solutions in the health insurance marketplace and the adoption of more sophisticated technology and legislative reform will likely result in increased competition.

Within the business segments that we serve, examples of our competitive positions include:

•	Enterprise/Commercial:

We do not believe that any single or small number of competitors is dominant in this segment, although we believe that we are a leader in this space. We have had historic strength in the individual consumer and small group markets. If we were to grow our position in the larger group market, we may face increased competition from more established firms based in either the enrollment management or core heath plan administration sectors.

•	Medicare:

We believe that we are a leading technology solution vendor in this segment. This position is reflected in our role as the shopping technology for Medicare.gov, as well as the number of Medicare health plans we support, which as of December 31, 2016, was over 50 health plans. Additionally, we believe that we currently have a strong competitive position relative to other Medicare shopping and enrollment solutions, although some large health plans may possess the capability to develop their own solution that would compete with us, rather than procuring a solution externally.

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

We do not believe that any single or small number of competitors is dominant in this segment. Our competitors have included niche software vendors that address a specific functional need of a state’s overall exchange solution requirements, call center vendors that leverage internally developed software to also provide an internet portal and systems integrators and large consulting firms, which have long-standing relationships with state governments delivering customized solutions, primarily within the Medicaid market.

Due to limited market opportunities, we have continued to reduce our focus and dependency on this segment. As of December 31, 2016, we support one remaining state exchange, which we anticipate supporting through the duration of our contract ending in 2017.

Technology Infrastructure and Operations

We have primarily deployed our software solutions using hosted and software-as-a-service, or SaaS, models. Our customers typically access our software via the web or mobile devices, rather than by installing software on their premises. Through both our single-tenant and multi-tenant platforms, our customers have options as to the configuration that best meets their needs. The multi-tenant approach provides significant operating leverage and improved efficiency as it helps us to reduce our fixed cost base and minimize unused capacity on our hardware. In addition, we believe our software architecture gives us an advantage over vendors of legacy systems, who may be using a less flexible architecture that would require significant time and expense to update. Our enterprise customers utilize a single-tenant software application which allows improved configurability and support for a variety of unique integrations.

We host our applications and serve our hosted customers from several data centers and hosting providers in different locations. We rely on third-party vendors to operate these data centers and provide services, which are designed to host mission-critical computer systems and have industry-standard measures in place to minimize service interruptions. Our technical operations staff manages the technology stacks supporting our platforms and uses automated monitoring tools throughout our system to detect unusual events or malfunctions that could interfere with our customers’ use of the Connecture solutions. We monitor application health by verifying that the applications, interfaces and supporting middleware are operational. If our monitoring tools detect a problem, they notify our technical operations staff, who respond immediately to diagnose and resolve the problem. We take the security of our data and our systems very seriously, and we focus on minimizing the risk of vulnerabilities in our system at the levels of software design and system and network administration.

Research and Development

We believe that successfully developing and selling innovation is key to our long-term growth. Research and development expenses were $22.3 million, $22.7 million, and $18.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Compliance and Certifications

We voluntarily obtain third-party security examinations relating to security and data privacy. In addition, on an annual basis, we have a qualified security assessor complete an audit of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 2 service providers. These standards focus on application and network security controls for companies that process, transmit or store credit card data on behalf of customers. As of December 31, 2016, we have demonstrated compliance with PCI-DSS 3.2 as determined by a qualified security assessor. During the year ended December 31, 2016, we also obtained our most recent independent SSAE16 SOC2® Report—Report on Controls at a Service Organization Relevant to Security, Availability, Process Integrity, Confidentiality or Privacy with no exceptions noted. We meet the requirements for a Business Associate as required by the Health Insurance Portability and Accountability Act, or HIPAA.

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

We use several registered trademarks for our products and services, such as “Connecture,” “DRX,” “DestinationRX” “InsureAdvantage,” and “ConnectedHealth,” which are registered marks of Connecture in the United States. Through claimed common law trademark protection, we also protect other marks which identify our services, such as RxHealth, and we have reserved numerous domain names, including “connecture.com.”

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

Requirements of PPACA

In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA. As enacted, PPACA has impacted how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms.

While many of the provisions of PPACA have not been directly applicable to us, PPACA, as enacted, has affected the business of many of our customers. Health plans and large employers have experienced changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify any future likely impact of PPACA on our business model, financial condition or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. While in 2016 the PPACA remained in force, recent developments in the federal elections have indicated that efforts may be underway over the next several months to modify, substantially change, or possibly repeal the PPACA in its entirety. The specific changes and associated timing of any such efforts are presently unknown.

Requirements Regarding the Confidentiality, Privacy and Security of Personal Information

HIPAA and Other Privacy and Security Requirements.

There are numerous federal and state laws and regulations related to the privacy and security of personal health and other sensitive information. In particular, regulations promulgated pursuant to HIPAA established privacy and security standards that limit the use and disclosure of individually identifiable health information and require the implementation of administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses and most providers are considered by the HIPAA regulations to be “Covered Entities.” With respect to our operations, we are a Business Associate of our health plan customers and we are directly subject to the privacy and security regulations and oversight established under HIPAA. We enter into written Business Associate Agreements with our customers, under which we are required to safeguard individually identifiable health information and comply with restrictions on how we may use and disclose such information.

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

Employees

As of December 31, 2016, we had 370 employees, all of whom are based in the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Quarterly Trends and Seasonality

Our overall operating results, including cash flow from operations, fluctuate from quarter to quarter as a result of a variety of factors, some of which are out of our control. These fluctuations are primarily driven by an increase in the third and fourth quarters in activity at our customers in preparation for and during the annual insurance enrollment cycle, which occurs annually during our fourth quarter. Our historical results should not be considered a reliable indicator of our future results of operations.

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

We experienced a net loss of $26.5 million, $7.3 million and $10.2 million in 2016, 2015 and 2014, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not return or be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future. Information on our going concern and management’s plan to continue to support its operations and meet its obligations is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We have a history of incurring substantial amounts of indebtedness. As of December 31, 2016, our total indebtedness was $32.5 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, including the requirement that the holders of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) consent before we incur any additional indebtedness outside of the ordinary course of business, could have important adverse consequences. For example, it could:

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

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute the ownership of our common stock.

We intend to continue to make investments to support our business growth strategy and might require additional funds to respond to business challenges or opportunities, including the need to develop new products and services or enhance our existing services, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we might need to engage in equity or debt financings to secure additional funds. Our ability to raise additional capital may be impaired by the requirement that the holders of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the holders of our Series B Preferred Stock consent to the issuance of senior equity and that the holders of our Series B Preferred Stock consent to the incurrence of additional indebtedness outside of the ordinary course of business. If we raise additional funds through new issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Similarly, upon the occurrence of certain fundamental events, the holders of our Series A Preferred Stock and our Series B Preferred Stock (which we refer to collectively as our “Preferred Stock”) will have the right to require us to repurchase any or all of our outstanding Series A Preferred Stock and Series B Preferred Stock, respectively. It is possible that we would not have sufficient funds at the time that we are required to make any such purchase of Preferred Stock. We cannot assure the holders of our Preferred Stock that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such Preferred Stock that holders have requested to be repurchased upon the occurrence of such an event. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

If our existing customers do not continue or renew their agreements with us, renew at lower fee levels, decline to license additional software or purchase additional applications and services from us, or if customers with variable usage fees are unable to effectively increase their transaction volumes, it could have a material adverse effect on our business and operating results, including cash flows from operations.

We derive a significant portion of our revenue from renewal of existing customer agreements and sales of additional software and services to existing customers and expect to continue to do so. As a result, achieving a high renewal rate of our customer agreements and selling additional software and services is critical to our future operating results and cash flow.

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

We derive a portion of our revenue from arrangements having variable usage and commission revenue dependent on actual customer usage and consumer enrollments in health and ancillary insurance policies. Our customers may not be successful at maintaining or increasing transaction volumes processed through our web-based software solutions. As a result, we may not be able to achieve desired business and operating results from such variable usage and commission transaction arrangements.

A significant amount of our revenue is derived from a limited number of customers, and any reduction in revenue from any of these customers could have a material adverse effect on our business.

Our ten largest customers by revenue accounted for 52.2% of our consolidated revenue in 2016. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected. Except for one customer, none of our customers accounted for 10% or more of our revenue in 2016.

Failure to manage our anticipated long-term growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

To manage our anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We also must attract, train and retain qualified software engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our anticipated growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our anticipated growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

We have experienced quarterly fluctuations, and expect to continue to experience quarterly fluctuations, in our operating results, including cash flows from operations, due to a number of factors, including the seasonality of our revenue, the sales and implementation cycles for our products and services, dependence on variable customer usage and marketplace transaction volumes, and other factors, that make our future results difficult to predict and could cause our operating results to fall below expectations.

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

Our operating results have varied in the past. In addition to the other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the timing and amount of cash payments received from the delivery of our software solutions;
•	our increasing dependency on marketplace transaction volumes to generate variable usage and commission revenue;
•	the extent to which our products and services achieve or maintain market acceptance;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	our ability to hire and retain qualified personnel, including our sales force;
•	changes in the regulatory environment related to benefits and healthcare;
•	regulatory compliance costs;
•	the timing, size and ability to successfully integrate potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

We recognize recurring revenue monthly over the term of our contracts and recognize the majority of our professional services revenue ratably over the contract term or the estimated period of customer benefit, whichever is longer. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated period of customer benefit, whichever is longer. An increasing number of our client arrangements include variable transaction based fees that are dependent on market conditions and our customers’ success in using our software services to transact annual insurance enrollments. The amount of revenue from such arrangements largely occurs in the fourth quarter of each calendar year in conjunction with the traditional annual health insurance renewal cycles of our customers. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

We have recorded a significant amount of goodwill, intangible assets and deferred implementation costs. We may need to record write-downs from future impairments of these assets, which could adversely affect our costs and business operations.

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $31.1 million in goodwill, $9.2 million in other intangible assets and $23.3 million of deferred implementation costs, together representing approximately 77.0% of our total assets as of December 31, 2016. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have experienced “ownership changes” under Section 382 which limit the amount of net operating losses available to us. Future issuances and other transactions in our stock may cause an additional “ownership change.” Accordingly, the application of Section 382 could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our future operating cash flows.

As of December 31, 2016 and 2015, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and other factors which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	threatened or actual litigation;
•	changes in laws or regulations relating to the sale of health insurance;
•	any major change in our Board of Directors or management;
•	the significant ownership position controlled by a limited number of stockholders;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

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

Francisco Partners controls a majority of our voting securities, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Series A Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P. (“Chrysalis”). As of December 31, 2016, Francisco Partners beneficially owned approximately 43% of our outstanding capital stock on an as-converted basis by virtue of its ownership of shares of our Series A Preferred Stock and shares of our common stock it purchased in market transactions. On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock (the “Series B Financing”) pursuant to an Investment Agreement, dated March 10, 2017, by and among the Company, Francisco Partners and Chrysalis.  As a result of that purchase, Francisco Partners owned, as of the closing of the Series B Financing, approximately 56% of our outstanding capital stock on an as-converted basis. Subject to certain protective provisions applicable to our Preferred Stock, shares of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock vote together on an as-converted basis, meaning that Francisco Partners controlled approximately 56% of our voting securities as of March 10, 2017. In addition, under the terms of the Investor Rights Agreement entered into with Francisco Partners in connection with the closing of the Series B Financing, for so long as Francisco Partners owns at least 10% of the aggregate shares of our Series B Preferred Stock, Series A Preferred Stock and common stock that it held as of March 10, 2017, it can: (i) for so long as it holds at least 5% of the aggregate outstanding securities of the Company (on an as-converted basis), designate a proportionate share of our Board of Directors based upon its percentage ownership of the Company’s outstanding securities on an as-converted basis, rounded up to the nearest whole director, which designees are entitled to serve on each committee of the Board, subject to applicable legal and NASDAQ requirements, and (ii) if no director designated by Francisco Partners is serving on the Board, designate one Board observer. As of the closing of the Series B Financing, Francisco Partners had one designee serving on our Board of Directors and one vacancy existed, which vacancy will be filled by Francisco Partners.

In addition, Francisco Partners, as the controlling shareholder of both our Series A Preferred Stock and our Series B Preferred Stock, must consent before we take certain corporate actions, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock or Series B Preferred Stock;
•	issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock or Series B Preferred Stock; and
•	incurring indebtedness other than in the ordinary course of business or from our existing senior secured lender, Wells Fargo, up to the maximum amount authorized as of March 10, 2017.

Accordingly, Francisco Partners may be able to exert significant influence over us and any action requiring the approval of the holders of our common stock, including the election of directors, the amendment of our amended and restated certificate of incorporation and amended and restated bylaws and the approval of mergers or other business combination transactions. Furthermore, the interests of Francisco Partners may not be aligned with our other stockholders, which could lead to actions that may not be in the best interests of our other stockholders. Francisco Partners and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business, and they may have interests that diverge from, or even conflict with, those of our other stockholders. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Francisco Partner’s significant ownership in us may discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price. Likewise, Francisco Partners’ ability to prevent our acceptance of any senior equity or indebtedness other than in the ordinary course of business or from Wells Fargo under our existing credit facility, may make it more difficult for us to secure additional capital in the future if needed, which could significantly limit our ability to continue to support our business and to respond to business challenges.

In addition, as of March 10, 2017, Chrysalis beneficially owned approximately 11% of our outstanding capital stock on an as-converted basis. Chrysalis has a representative, David A. Jones, Jr., that serves on our Board of Directors as Chairman of the Board of Directors. Collectively, as of March 10, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 68% of our outstanding capital stock on an as-converted basis. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions, which may further discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for, and may rely on certain of the “controlled company” exemptions from certain NASDAQ corporate governance requirements, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Under NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements. As a result of its purchase of Series B Preferred Stock, Francisco Partners holds approximately 56% of the voting power of our outstanding securities. As such we are eligible to take advantage of this “controlled company” exemption and intend to elect to do so. A “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We intend to take advantage of certain of these “controlled company” exemptions, particularly with respect the compensation of our officers and the election of director nominees. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements and as a result, our common stock may be less attractive to some investors or otherwise harmed. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The issuance of shares of our Series A Preferred Stock and Series B Preferred Stock reduces the relative voting power of holders of our common stock, dilutes the ownership of such holders and may adversely affect the market price of our common stock.

Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7.5% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series A Preferred Stock are convertible, through at least May 2, 2018, and thereafter in cash or in-kind at our option. Upon the occurrence of certain events, the dividend rate will increase.  Holders of Series B Preferred Stock are entitled to a cumulative dividend at the rate of 15% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series B Preferred Stock are convertible, through at least March 10, 2019, and thereafter in cash or in-kind at our option. Upon the occurrence of certain events, the dividend rate will increase.

As of the closing of the Series B Financing, the outstanding shares of Series B Preferred Stock represented approximately 20% of our outstanding capital stock, on an as-converted basis and the outstanding shares of Series A Preferred Stock represented approximately 31% of our outstanding capital stock, on an as-converted basis (which includes the effect of an adjustment to the conversion ratio of the Series A Preferred Stock that occurred as a result of the Series B Financing and pursuant to the terms of the Series A Preferred Stock). Francisco Partners holds approximately 95% of such shares of Preferred Stock. As holders of our Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Preferred Stock, and the subsequent increase in the number of shares of common stock issuable upon conversion of the Preferred Stock through the payment of dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Preferred Stock could adversely affect prevailing market prices of our common stock. We granted the holders of the Preferred Stock customary registration rights in respect of their shares of Preferred Stock, and any shares of common stock issued upon conversion of the Preferred Stock.  We registered all outstanding shares of Series A Preferred Stock and the number of shares of common stock into which such shares of Series A Preferred Stock may be convertible as of May 3, 2018 on a Registration Statement on Form S-3 that was declared effective by the SEC on September 23, 2016. A registration statement with respect to the registration of the Series B Preferred Stock will be filed with the SEC within 120 days of the closing of the Series B Financing.  The registration statements for the Preferred Stock will facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the holders of our Preferred Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Preferred Stock differing from those of our common stockholders.

The holders of Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of the stated value of such holder’s shares of Preferred Stock or the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of such series of Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, plus accrued but unpaid dividends.

In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 7.5% per annum, payable quarterly in arrears and on the Series B Preferred Stock at the rate of 15% per annum, payable quarterly in arrears. Upon the occurrence of certain events, the dividend rate for each series of Preferred Stock will increase. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Preferred Stock are convertible, until May 2, 2018 with respect to the Series A Preferred Stock and March 10, 2019 with respect to the Series B Preferred Stock, and thereafter in cash or in-kind at our option. The holders of our Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Preferred Stock upon the occurrence of certain events.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock, including the requirement that we obtain the consent of the holders of Series B Preferred Stock prior to incurring additional indebtedness other than in the ordinary course or pursuant to our current arrangements with Wells Fargo, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Preferred Stock and holders of our common stock.  In addition to Ezra Perlman, who serves as a director at the designation of Francisco Partners, David A. Jones, Jr., the chairman of our Board of Directors, is affiliated with Chrysalis, which in addition to holding shares of our common stock, also holds shares of our Series A Preferred Stock and Series B Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the directors designated by Francisco Partners and of Mr. Jones may differ from the interests of our security holders as a whole or of our other directors.

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

We are headquartered in Brookfield, Wisconsin, where we lease approximately 32,000 square feet of office space under a lease expiring in August 2022. We also lease office space in Chicago, Illinois, Atlanta, Georgia, Los Angeles, California, Raleigh, North Carolina, Farmington, Connecticut, and Baltimore, Maryland. Our primary data centers are located in Atlanta, Georgia and El Segundo, California. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Year ended December 31, 2016	High	Low
Fourth Quarter	$2.13	$1.55
Third Quarter	2.77	1.50
Second Quarter	3.24	1.15
First Quarter	3.90	1.72
Year ended December 31, 2015
Fourth Quarter	$6.26	$3.11
Third Quarter	11.99	3.67
Second Quarter	14.39	8.50
First Quarter	11.00	8.04

On March 29, 2017, the last reported sale price of our common stock on the NASDAQ Global Market was $1.01 per share, and there were 21 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, covenants under our Credit Facility, limitations imposed by the terms of our Preferred Stock, and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Issuer Purchases of Equity Securities

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended December 31, 2016:

	Total Number of	Average Price Paid
Period	Shares Purchased (1)	per Share
10/1/16–10/31/16	—	—
11/1/16–11/30/16	23,323	$1.90
12/1/16–12/31/16	1,946	$1.73
Total	25,269	$1.89

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of restricted stock units under our equity incentive plan.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software and Services Index during the period commencing on December 12, 2014, the initial trading day of our common stock, and ending on December 31, 2016. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data

The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. The consolidated statements of operations data presented below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements.

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$81,894	$95,847	$84,579	$58,326	$29,626
Cost of Revenue (1)	56,895	50,670	52,431	50,173	22,886
Gross Margin	24,999	45,177	32,148	8,153	6,740
Operating Expenses:
Research and Development (1)	22,297	22,718	18,125	11,806	7,371
Sales and Marketing (1)	10,410	9,507	7,729	6,800	6,644
General and Administrative (1)	13,162	14,439	10,552	12,187	7,492
Total Operating Expenses	45,869	46,664	36,406	30,793	21,507
Loss from Operations	(20,870)	(1,487)	(4,258)	(22,640)	(14,767)
Other Expenses:
Interest Expense	3,485	5,665	5,937	4,644	1,992
Other Expense (Income), net	2,239	140	(68)	-	-
Loss before Income Taxes	(26,594)	(7,292)	(10,127)	(27,284)	(16,759)
Income Tax Benefit (Provision)	60	(51)	(33)	900	3
Net Loss	$(26,534)	$(7,343)	$(10,160)	$(26,384)	$(16,756)
Net loss per common share - basic and diluted	$(1.31)	$(0.34)	$(10.27)	$(163.37)	$14.05
Weighted Average Common Shares Outstanding - basic and diluted	22,275,256	21,813,407	1,362,109	184,051	1,353,862
Other Financial Data:
Adjusted gross margin (2)	29,545	49,945	36,163	11,984	7,572
Adjusted EBITDA (3)	(13,607)	8,268	1,328	(17,291)	(13,054)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Cost of Revenue	$689	$922	$123	$92	$121
Research and Development	422	1,379	78	55	48
Sales and Marketing	243	518	32	34	61
General and Administrative	1,308	1,893	1,203	458	470

(2)

We define adjusted gross margin as gross margin before depreciation and amortization expense, as well as stock-based compensation expense. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted gross margin to gross margin, the most directly comparable financial measure calculated and presented in accordance with GAAP (Generally Accepted Accounting Principles).

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

Our Segments

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Segment Statements of Operations Data
Revenue
Enterprise/Commercial	$49,081	$55,487	$40,369	$33,028	$28,341
Enterprise/State	3,453	13,372	21,632	3,177	65
Medicare	18,565	17,973	16,175	15,941	-
Private Exchange	10,795	9,015	6,403	6,180	1,220
Total Revenue	$81,894	$95,847	$84,579	$58,326	$29,626
Gross Margin
Enterprise/Commercial	$11,906	$23,715	$10,323	$(747)	$7,241
Enterprise/State	1,325	6,300	11,038	(1,121)	(784)
Medicare	11,460	10,651	9,451	7,839	-
Private Exchange	308	4,511	1,336	2,182	283
Total Gross Margin	$24,999	$45,177	$32,148	$8,153	$6,740

Consolidated Balance Sheet Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$6,208	$5,424	$28,252	$2,277	$1,476
Accounts receivable — net of allowances	8,390	10,792	12,128	20,935	6,183
Total assets(1)	82,488	82,689	111,390	93,202	24,125
Deferred revenue, total	40,916	52,578	73,737	87,855	40,070
Capital lease obligations, total	34	140	567	975	-
Current maturities of long-term debt(2)	578	1,441	4,479	5,431	194
Long-term debt(1) (2)	31,944	46,964	47,627	31,787	5,562
Total liabilities(1)	87,978	113,869	140,231	149,511	54,689
Total redeemable preferred stock	51,894	-	-	49,745	46,060
Common stock	23	22	22	1	1
Additional paid-in capital	101,985	101,546	96,365	9,013	12,059
Total stockholders' deficit	(57,384)	(31,180)	(28,841)	(106,054)	(76,624)

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

(2)

On March 10, 2017, we amended our Credit Facility to, among other things, defer scheduled Senior Term Note principal payments until March 31, 2018, at which time quarterly repayments of approximately $1.3 million will resume. As a result of the foregoing amendment, we have classified our entire December 31, 2016 outstanding Senior Term Note as long-term, decreasing Current maturities of debt to $0.6 million and increasing Long-term debt to $31.9 million from the $3.1 million and $29.5 million, respectively, set forth in our fourth quarter and full year 2016 earnings release furnished with our Current Report on Form 8-K filed with the SEC on March 14, 2017.

Adjusted Gross Margin and Adjusted EBITDA

Within the Annual Report on Form 10-K, we use adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, to provide investors with additional information regarding our financial results. Adjusted gross margin and adjusted EBITDA are non-GAAP financial measures. We have provided below reconciliations of these measures to the most directly comparable GAAP financial measures, which for adjusted gross margin is gross margin, and for adjusted EBITDA is net loss.

We have included adjusted gross margin and adjusted EBITDA in this filing because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. We believe the exclusion of non-cash charges such as depreciation, amortization and stock-based compensation from adjusted EBITDA and adjusted gross margin allows us to have additional insight into the core operating performance of our business. The amount of such expenses in any specific period may not directly correlate with the underlying performance of our business operations during the period and such expenses can vary significantly between periods. The use of adjusted EBITDA and adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude from these non-GAAP financial measures and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Additionally, securities analysts use a measure similar to adjusted EBITDA and adjusted gross margin as supplemental measures to evaluate the overall operating performance and comparison of companies, and we anticipate that our investor and analyst presentations will continue to include these measures. Accordingly, we believe that adjusted gross margin and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$24,999	$45,177	$32,148	$8,153	$6,740
Depreciation and amortization	3,857	3,846	3,892	3,739	711
Stock-based compensation expense	689	922	123	92	121
Adjusted Gross Margin	$29,545	$49,945	$36,163	$11,984	$7,572
Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(26,534)	$(7,343)	$(10,160)	$(26,384)	$(16,756)
Depreciation and amortization	4,601	5,043	5,101	4,710	1,013
Interest expense	3,485	5,665	5,937	4,644	1,992
Other expense (income), net	2,239	140	(68)	—	—
Income tax (provision) benefit	(60)	51	33	(900)	(3)
Stock-based compensation expense	2,662	4,712	1,436	639	700
Change in fair value of contingent consideration	-	-	(951)	—	—
Total Net Adjustments	$12,927	$15,611	$11,488	$9,093	$3,702
Adjusted EBITDA	$(13,607)	$8,268	$1,328	$(17,291)	$(13,054)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading web-based consumer shopping, enrollment and retention platform for health insurance distribution. Our solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. Our customers are payers, brokers, government agencies, and web-based insurance marketplace operators, who distribute health and ancillary insurance. Our solutions automate key functions in the insurance distribution process, allowing our customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

We primarily serve three separate but related market segments: Enterprise/Commercial, Medicare and Private Exchange. Our largest market segment is the Enterprise/Commercial market, in which we sell our solutions to health plans. Our Medicare segment sells web-based Medicare plan comparison and enrollment tools to a variety of different customers, including health plans, pharmacy benefit managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. Lastly, our Private Exchange segment sells comprehensive defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators. We believe our presence in these markets and resulting access to such a broad and diverse customer base gives us a strong position at the center of the health insurance distribution marketplace. We also serve a fourth, and increasingly shrinking, market through our Enterprise/State segment. Our Enterprise/State segment, which has sold our sales automation solutions to state governments, allows our state governments to offer customized individual and small group exchanges. Due to the limited market opportunities, we have continued to reduce our focus and dependency on this segment.

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

Our Enterprise/State software service and professional services fees have been largely derived from multiple element contracts for non-hosted software solutions and related services for which we do not have vendor specific objective evidence, or VSOE, of relative fair value of the contractual elements. For purposes of presentation in management’s discussion and analysis, management classifies a portion of the overall arrangement fee as software services and professional services based on an evaluation of various available indicators of fair value, including relative contract value of the software and professional services elements to total contractual value, and applies judgment to reasonably classify the arrangement fee. Our classification of multiple element arrangement fees is for management’s discussion and analysis purposes only and does not affect the timing or amount of revenue recognized.

Software services revenue accounted for approximately 69%, 67% and 75% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2016 revenue, some customers can terminate their contract for convenience upon written notice. These customers represented $28.1 million, or 32.4% of our Contracted Backlog balance as of December 31, 2016, including one Medicare segment customer representing approximately $10.6 million, or 12.2%, of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. In general, it takes from six to fifteen months to implement a new Enterprise/Commercial customer’s insurance distribution solution and from one to four months to implement a new Medicare or Private Exchange insurance distribution solution.

Professional services revenue accounted for approximately 27%, 30% and 21% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

We also derive a small portion of our revenue from commissions earned on annual employee enrollments in which our health plan network and software solutions are used in connection with each enrollment.

Management is focused on risks that could have an adverse impact on our operations and our key financial and operating performance metrics, as described below, and takes actions to mitigate those risks. In our Enterprise/Commercial segment, for example, while fluctuations in bookings are not uncommon given the sales cycle for software solution services in that segment, management routinely assesses staffing levels required to support contracted business volume and adjusts staffing levels accordingly. As part of its ongoing assessment of our software capabilities, management also considers industry trends, such as consumers’ increased reliance on mobile devices, to determine where to allocate research and development funding. One of our overall strategic initiatives is to continue to increase the percentage of software services revenue (and reduce professional services revenue as a percentage of total revenue) as we believe this will have a positive impact on overall gross margins in the future.

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our customers. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. The amount of our total Contracted Backlog for software services and professional services contracts, which we define as including both cancellable and non-cancellable portions of our customer agreements that we have not yet billed, was approximately $86.7 million and $89.7 million as of December 31, 2016 and 2015, respectively.

The anticipated impact of the December 31, 2016 Contracted Backlog on each future year’s billings is as follows:

Year ending December 31	Millions of Dollars
2017	$39.5
2018	28.5
2019	11.0
Thereafter	7.7
TOTAL	$86.7

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there was one, two, and three customers during the years ended December 31, 2016, 2015 and 2014, respectively). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period.

For the years ended December 31, 2016, 2015 and 2014, our Software Revenue Retention Rate was in excess of 91%.

Adjusted Gross Margin and Adjusted EBITDA

Adjusted gross margin represents our gross margin before depreciation and amortization expense, as well as stock-based compensation expense. Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, represents net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible, and other long-lived assets, if any. Adjusted gross margin and adjusted EBITDA are not measures calculated in accordance with GAAP, or Generally Accepted Accounting Principles. Please refer to “Selected Consolidated Financial Data—Adjusted Gross Margin and Adjusted EBITDA” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted gross margin and adjusted EBITDA and reconciliations of adjusted gross margin to gross margin and adjusted EBITDA to net loss, the most comparable GAAP measurements, respectively, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of subscription fees paid to us for access to, usage and hosting of our web-based software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers have been based on contracted rates and the number of software solution modules being used for a specified period of time, which have ranged from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 69%, 67% and 75% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. In general, it takes from six to fifteen months to implement a new enterprise customer’s solution and from one to three months to implement a new Medicare or Private Exchange solution. Professional services revenue accounted for approximately 27%, 30% and 21% of our total revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

We also derive a small portion of other revenue from commissions earned on annual employee enrollments in which our health plan network and web-based software solutions are used in connection with each enrollment.

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

The Enterprise/State segment had one remaining state exchange customer as of December 31, 2016, whose contract expires in 2017. As a result of the customer decline, we anticipate future Enterprise/State revenue will be lower than prior periods.

Overhead Allocation

Expenses associated with our facilities and depreciation are allocated between cost of revenue and operating expenses based on employee payroll costs determined by the nature of work performed.

Cost of Revenue

Cost of revenue primarily consists of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation, for employees providing services to our customers and supporting our web-based software services. Additional expenses in cost of revenue include third-party contract labor, co-location facility costs for our data centers, depreciation expense for computer equipment directly associated with generating revenue, infrastructure maintenance costs, amortization expenses associated with deferred implementation costs and acquired intangible assets, allocated overhead and other direct costs.

Our cost of revenue is expensed as we incur the costs, with the exception of certain direct, incremental costs associated with new customer implementation efforts, which we defer. The related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the usage of our software services, at which time the revenue is recognized ratably over the longer of the related contract term or the estimated period of customer benefit. Therefore, certain costs incurred in providing these services are expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our on-going services due to the labor associated with providing implementation services. We took certain costs reduction actions in 2016 and expect to make further cost reductions in 2017, which we anticipate will reduce our cost of revenue in future periods in terms of dollars and as a percentage of revenue.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs are the most significant component of each of these expense categories. We expect our operating expenses to decrease in aggregate dollars and as a percentage of revenue over the near term as we implement changes to improve profitability.

Research and development expense. The nature of our research and development activities includes market requirements and definition, product design, software development, quality assurance and product release. Research and development expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for our research and development employees. Additional expenses include costs related to the development, quality assurance, and testing of new technology, and enhancement of our existing platform technology, consulting, travel and allocated overhead. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We have continued to invest in a common software platform intended to reduce future software implementation and maintenance costs and to increase margins, but we expect our research and development expense to decrease as a percentage of revenue over the longer term to a target of under twenty percent of revenue.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses, stock-based compensation and commissions for our sales and marketing employees. We record expense for commissions at the time of contract signing. Additional expenses include advertising, lead generation, promotional event programs, corporate communications, travel and allocated overhead. We expect our sales and marketing expense to increase in both dollars and as a percentage of revenue in the foreseeable future as we expand our marketing activities in order to grow our business.

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for administrative, finance and accounting, legal, information technology and human resource employees. Additional expenses include consulting and professional fees, insurance and other corporate expenses, travel, and expenses incurred as a result of operating as a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, costs of directors’ and officers’ liability insurance, professional services expenses and costs associated with an investor relations function.

Other Expenses

Other expenses primarily consist of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities, along with financing related expenses to amend or extinguish existing notes and credit facilities.

Income Tax (Expense) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Our income tax (expense) benefit was not meaningful in the years ended December 31, 2016, 2015, and 2014.

As a result of cumulative net operating losses, we have net operating loss carryforwards for federal income tax purposes of approximately $121.0 million as of December 31, 2016. State net operating loss carryforwards were approximately $77.8 million as of December 31, 2016. Our net operating losses will expire at various dates beginning in 2020, if not utilized. As a result of prior equity issuances and other transactions in our stock, we have experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. We may also experience ownership changes in the future, which may result in further limitation of the amount of net operating losses which may be available in future years. At December 31, 2016 we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
Revenue	$81,894	$95,847	$84,579
Cost of Revenue (1)	56,895	50,670	52,431
Gross Margin	24,999	45,177	32,148
Operating Expenses:
Research and Development (1)	22,297	22,718	18,125
Sales and Marketing (1)	10,410	9,507	7,729
General and Administrative (1)	13,162	14,439	10,552
Total Operating Expenses	45,869	46,664	36,406

Loss from Operations	(20,870)	(1,487)	(4,258)
Other Expenses:
Interest Expense	3,485	5,665	5,937
Other Expense (Income), net	2,239	140	(68)
Loss before Income Taxes	(26,594)	(7,292)	(10,127)
Income Tax Benefit (Provision)	60	(51)	(33)
Net Loss	$(26,534)	$(7,343)	$(10,160)
Net loss per common share - basic and diluted	$(1.31)	$(0.34)	$(10.27)
Weighted Average Common Shares Outstanding - basic and diluted	22,275,256	21,813,407	1,362,109
Other Financial Data:
Adjusted gross margin	29,545	49,945	36,163
Adjusted EBITDA	(13,607)	8,268	1,328

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cost of Revenue	$689	$922	$123
Research and Development	422	1,379	78
Sales and Marketing	243	518	32
General and Administrative	1,308	1,893	1,203

The following table sets forth our consolidated statements of operations data as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	69.5%	52.9%	62.0%
Gross Margin	30.5%	47.1%	38.0%

Operating Expenses:
Research and Development	27.2%	23.7%	21.4%
Sales and Marketing	12.7%	9.9%	9.1%
General and Administrative	16.1%	15.1%	12.5%
Total Operating Expenses	56.0%	48.7%	43.0%

Loss from Operations	(25.5%)	(1.6%)	(5.0%)
Other Expenses:
Interest Expense	4.3%	5.9%	7.0%
Other Expense (Income), net	2.7%	0.1%	(0.1%)
Loss before Income taxes	(32.5%)	(7.6%)	(12.0%)
Income Tax Benefit (Provision)	0.1%	(0.1%)	0.0%
Net Loss	(32.4%)	(7.7%)	(12.0%)

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$49,081	$55,487	$40,369
Enterprise/State	3,453	13,372	21,632
Medicare	18,565	17,973	16,175
Private Exchange	10,795	9,015	6,403
Total Revenue	$81,894	$95,847	$84,579
Gross Margin:
Enterprise/Commercial	$11,906	$23,715	$10,323
Enterprise/State	1,325	6,300	11,038
Medicare	11,460	10,651	9,451
Private Exchange	308	4,511	1,336
Total Gross Margin	$24,999	$45,177	$32,148

Comparison of Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$56,688	69.2%	$64,393	67.2%	$(7,705)	(12.0%)
Professional services	22,354	27.3%	28,648	29.9%	(6,294)	(22.0%)
Other	2,852	3.5%	2,806	2.9%	46	1.6%
Total revenue	$81,894	100.0%	$95,847	100.0%	$(13,953)	(14.6%)

The decrease in software services revenue was primarily attributable to a $7.1 million year-over-year decrease from the completion of contractual relationships with two Enterprise/State customer contracts, and a $2.7 million decrease in the volume of software services delivered to Enterprise/Commercial customers due in part to transitioning customers to our upgraded software platforms, partially offset by a $2.1 million increase in software services delivered to Medicare and Private Exchange customers added during the past year and other volume and mix changes across all segments except Enterprise/State which has one remaining customer at December 31, 2016.

The decrease in professional services revenue was primarily attributable to a $2.9 million year-over-year decrease related to the previously mentioned Enterprise/State customers, and the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two Enterprise/Commercial customers, partially offset by other volume and mix changes across all segments except Enterprise/State which has one remaining customer at December 31, 2016.

Segment Revenue

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$49,081	59.9%	$55,487	57.9%	$(6,406)	(11.5%)
Enterprise/State	3,453	4.2%	13,372	14.0%	(9,919)	(74.2%)
Medicare	18,565	22.7%	17,973	18.8%	592	3.3%
Private Exchange	10,795	13.2%	9,015	9.3%	1,780	19.7%
Total Revenue	$81,894	100.0%	$95,847	100.0%	$(13,953)	(14.6%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two customers and a $2.7 million decrease in the volume of software services delivered to Enterprise/Commercial customers due in part to transitioning customers to our upgraded software platforms. The decrease in our Enterprise/State revenue was primarily attributable to a year-over-year decrease from the completion of contractual relationships with two state exchange contracts in 2015, resulting in a reduction of subsequent software and professional services revenue. The Enterprise/State segment had one remaining state exchange customer at December 31, 2016, whose contract expires in 2017. As a result of the customer decline we anticipate future Enterprise/State revenue will be lower than prior periods.

The growth in our Medicare revenue was primarily attributable to an increase in software services and professional services as a result of an increase in customers. The growth in our Private Exchange revenue was driven primarily by an increase in the number of customers using our software services, including $0.8 million from our June 2016 acquisition of ConnectedHealth, LLC.

Cost of Revenue

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$56,895	69.5%	$50,670	52.9%	$6,225	12.3%

The increase in cost of revenue was primarily attributable to a $4.1 million increase in the amortization of previously deferred upfront direct software implementation costs as an increasing number of customers became implemented on our software solutions.  Additionally, cost of revenue included a $1.8 million increase in salaries and personnel-related costs, including $0.6 million of severance, a $0.9 million increase in outside contractor costs, and a $2.2 million increase in other costs primarily related to outside call center and commissions to third-party partners in our Private Exchange segment, partially offset by a $2.8 million increase in capitalization of deferred implementation costs related to the implementation of new customer solutions including several large Private Exchange customers.

In dollars and as a percentage of revenue, our cost of revenue increase was primarily attributed to higher than anticipated initial support costs for several Enterprise/Commercial customers, and reflects the impact of adding to Private Exchange the relatively higher fixed cost structure of ConnectedHealth, LLC since the June 7, 2016 acquisition. We took certain costs reduction actions in 2016 and expect to make further cost reductions in 2017, which we anticipate will reduce our cost of revenue in future periods in terms of dollars and as a percentage of revenue.

Segment Gross Margin

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$11,906	24.3%	$23,715	42.7%	$(11,809)	(49.8%)
Enterprise/State	1,325	38.4%	6,300	47.1%	(4,975)	(79.0%)
Medicare	11,460	61.7%	10,651	59.3%	809	7.6%
Private Exchange	308	2.9%	4,511	50.0%	(4,203)	(93.2%)
Total Gross Margin	$24,999	30.5%	$45,177	47.1%	$(20,178)	(44.7%)

The Enterprise/Commercial gross margin decrease consisted of a $6.4 million decrease in revenue and a $5.4 million increase in cost of revenue. The decrease in revenue was primarily attributable to the $3.6 million second quarter 2015 accelerated recognition of revenue from the termination of our contractual relationship with two Enterprise/Commercial customers and a $2.7 million decrease in the volume of software services delivered to Enterprise/Commercial customers due in part to transitioning customers to our upgraded software platforms. The increase in cost of revenue was primarily attributable to a $4.5 million increase in the recognition of previously deferred costs related to software implementations and a greater than anticipated $0.5 million increase in salaries and personnel-related costs and outside contractor costs to support certain installed customers. Our Enterprise/Commercial gross margin included $0.5 million and $0.4 million, respectively, of depreciation and amortization for each of the years ended December 31, 2016 and 2015.

The Enterprise/State gross margin decrease consisted of a $9.9 million decrease in revenue and a corresponding $4.9 million decrease in cost of revenue. The decrease in revenue was primarily attributable to the termination of a state exchange contract and the non-renewal of a state exchange customer, as previously disclosed, resulting in a reduction of subsequent software and professional services revenue. The reduction in costs of revenue relate to staffing realignment efforts consistent with current and expected future needs of our Enterprise/State segment. Our Enterprise/State gross margin included less than $0.1 million of depreciation and amortization for each of the years ended December 31, 2016 and 2015.

The Medicare gross margin increase consisted of a $0.6 million increase in revenue and $0.2 million decrease in cost of revenue. The increase in revenue was primarily from variable software usage fees which better leverage our semi-fixed delivery costs. The decrease in cost of revenue was primarily attributable to lower personnel-related costs. Our Medicare gross margin included $2.5 million of depreciation and amortization for each of the years ended December 31, 2016 and 2015.

The Private Exchange gross margin decrease consisted of a $1.8 million increase in revenue and $6.0 million increase in cost of revenue. The increase in cost of revenue was primarily attributable to a $4.7 million increase in delivery costs and the inclusion of a $1.3 million one-time gain on extinguishment of a vendor obligation in the fourth quarter of 2015. The higher delivery costs were partially to support some non-traditional client arrangements with variable fee compensation arrangements that were implemented in 2016. The fourth quarter 2016 transaction volumes and revenue from these arrangements did not materialize as expected, which caused these delivery costs to be underutilized and decreased our Private Exchange gross margins. Our Private Exchange gross margin included $0.9 million of depreciation and amortization for each of the years ended December 31, 2016 and 2015.

We have taken actions in the first quarter of 2017 to evaluate and reduce our delivery cost structure that we believe will help improve our future financial performance.

Research and Development

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$22,297	27.2%	$22,718	23.7%	$(421)	(1.9%)

The decrease in research and development expense was primarily attributable to a $1.0 million decrease in share-based compensation, partially offset by a $0.6 million increase in engineering consulting fees and other costs for product development efforts expected to benefit our Enterprise/Commercial and Private Exchange segments.  Our 2016 research and development expense includes approximately $0.6 million of severance related to personnel reductions and leadership change actions taken in 2016.

The research and development spending during the year ended December 31, 2016 was a continuation of our efforts to invest in a common software platform intended to reduce future software implementation and maintenance costs and increase margins. While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense as a percent of revenue will decline over time to our long-term target of under twenty percent of revenue.

Sales and Marketing

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$10,410	12.7%	$9,507	9.9%	$903	9.5%

The increase in sales and marketing expense was primarily attributable to a $0.6 million increase in salaries and personnel-related costs related to an increase in our sales and marketing headcount and discrete costs related to the end of service by our former Executive Vice President of Sales and Marketing. In addition, there was a $0.4 million increase in commission expense associated with higher commissionable booking levels in the fourth quarter of 2016 as compared to the fourth quarter of 2015, offset by a $0.1 million decrease in other expenses. The increase in commission expense was attributable to revamping of our sales organization, which led to more commissionable bookings in the fourth quarter of 2016 as compared to a year prior.

General and Administrative

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$13,162	16.1%	$14,439	15.1%	$(1,277)	(8.8%)

The decrease in general and administrative expense was primarily attributable to a $0.6 million decrease in share-based compensation, a $0.5 million decrease in amortization resulting from the full amortization of a covenant not to compete from our January 2013 DRX acquisition, and a $0.4 million decrease in professional fees. These costs were partly offset by $0.2 million of acquisition expenditures related to the June 2016 acquisition of ConnectedHealth, LLC, and other costs. Our 2016 general and administrative expense includes approximately $0.4 million of severance related to personnel reductions and leadership change actions taken in 2016.

Interest Expense

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$3,485	4.3%	$5,665	5.9%	$(2,180)	(38.5%)

The decrease in interest expense was primarily attributable to a decrease in average borrowings outstanding during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016, $52.0 million preferred stock offering, and repayment of our $30.0 million subordinated THL Note. We anticipate our 2017 interest expense will increase due in part to our March 10, 2017 amendment of our senior credit facility.

Other Expense

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$2,239	2.7%	$140	0.1%	$2,099	*
0127635*	Not meaningful

The increase in other expense, net was primarily attributable to a $0.6 million breakage fee and the $0.5 million recognition of original issue discount (OID) and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.7 million of refinancing fees and the recognition if $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility during the year ended December 31, 2016.

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

Cost of Revenue

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$50,670	52.9%	$52,431	62.0%	$(1,761)	(3.4%)

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

Interest Expense

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$5,665	5.9%	$5,937	7.0%	$(272)	(4.6%)

The decrease in interest expense was primarily attributable to a decrease in average borrowings outstanding and a lower weighted average cost of debt on our outstanding borrowings during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Other Expense

	Year Ended December 31,
	2015		2014		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$140	0.1%	$(68)	(0.1%)	$208	*

*	Not meaningful

The increase in other expense, net was primarily due to refinancing fees from the amendment of our bank credit facility and the THL Note in 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. Actual results might differ from these estimates under different assumptions or conditions.

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

Most of our deferred revenue relates to professional services performed for our Enterprise/Commercial customers, which require a more extensive and lengthy implementation. We expect to continue to evaluate the term over which our Enterprise/Commercial implementation fee revenue is recognized as we gain more experience with customer contract renewals.

At December 31, 2016, deferred revenue related to the Enterprise/Commercial segment was $26.9 million and is being recognized in our statements of operations over a weighted average period of approximately three years. If the weighted average period had been increased by one year to four years, the Enterprise/Commercial revenue for the year ended December 31, 2016 would have decreased by approximately $1.5 million.

Deferred Implementation Costs

We capitalize certain direct, incremental costs associated with new customer implementation efforts, and we account for those costs as deferred implementation costs, to the extent that they are deemed recoverable. We had $23.3 and $24.6 million of deferred implementation costs recorded as of December 31, 2016 and 2015, respectively. Deferred implementation costs are amortized consistent with the recognition of deferred revenue. The deferred implementation cost balance is subject to periodic impairment evaluation to determine recoverability of the asset. At every reporting period, we evaluate the recoverability of the deferred implementation costs, factoring in the remaining implementation schedule, estimated cost to complete the implementation effort and the probability of revenue in excess of deferred costs capitalized.

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

We have three reporting units with goodwill, Enterprise/Commercial, Medicare, and Private Exchange; the Enterprise/Commercial, Medicare, and Private Exchange reporting units have $7.7 million, $14.7 million, and $8.6 million of goodwill, respectively, as of December 31, 2016. To determine the fair value of our reporting units, we use a discounted cash flow analysis and market comparisons. A discounted cash flow analysis requires significant assumptions and estimates about future operations. Significant judgments inherent in this discounted cash flow analysis include the expected revenue growth and operating margins and the determination of an appropriate discount rate. The excess fair value over carrying value as of our latest assessment was $38.4 million for Medicare, $13.0 million for Enterprise/Commercial, and $3.5 million for Private Exchange. The Private Exchange reporting unit has approximately 30% excess fair value over carrying value, while the other reporting units have greater than 100% excess fair value.

The Private Exchange reporting unit’s discounted cash flow analysis assumes an approximate 21% discount rate. A 1% change in the discount rate used approximates a $1.0 million change in the fair value of the reporting unit. The discounted cash flow analysis requires an approximate 14% average revenue growth rate until reaching a 3% terminal growth rate in 2026, holding all other inputs constant, to have excess cash flows. The revenue and related cash flow growth is primarily due to new and existing client software service arrangements that include variable transaction based fees. The amount of actual revenue and cash these variable fee arrangements generate is dependent on market conditions and our customers’ success in using our software services to transact insurance enrollments. Should either market conditions or our customers’ efforts to generate transaction volumes fall short of our expectations, some or all of the Private Exchange reporting unit’s goodwill may not be recoverable.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures and for general corporate purposes, including to develop new technologies, make investments in or acquisitions of other businesses, solutions or technologies, and to repay portions of outstanding borrowings and interest on such borrowings. We have funded our operations primarily through cash from operating activities, debt borrowings, and the issuance of common and convertible preferred stock. As of December 31, 2016, we had cash and cash equivalents of $6.2 million.

For the years ended December 31, 2016, 2015, and 2014, our net losses from continuing operations were $20.9 million, $1.5 million, and $4.3 million, respectively, and cash used in operations was $24.5 million, $16.2 million, and $20.3 million, respectively. As a result of our lower than anticipated variable fee revenue and our higher than anticipated cost of delivery, along with our continued efforts to grow our client base and invest in our software solutions, our December 31, 2016 liquidity was less than we previously expected.

In light of our financial results, we have taken a number of actions in 2016 and the first quarter of 2017 to continue to support our operations and meet our obligations including the following:

•

On May 2, 2016, we issued and sold the newly created Series A Preferred Stock for an aggregate purchase price of $52.0 million.  Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note;

•

On June 8, 2016, we amended our existing senior credit facility, resulting in the extension of the facility to June 8, 2021 from January 18, 2018 and increased the term loan funding to $35.0 million from approximately $20.0 million;

•

During the second half of 2016 we put a greater focus on our overall profitability and aligning our cost structure with revenue and customer billings. We reduced our headcount to 370 at December 31, 2016, compared to 411 at December 31, 2015. We also began consolidating the procurement of outside contract labor resources to reduce our cost of delivery;

•

On January 1, 2017, we hired a new Chief Financial Officer to bring additional financial and operational experience to our company. Under our new Chief Financial Officer’s leadership, we have continued to evaluate and reduce headcount and eliminate certain other expenditures to better align resources with the 2017 operating plan. Between the cost reduction actions taken in 2016 and those planned in 2017, we expect to decrease our total cost structure and reduce the cash used in operations by at least $15.0 million from 2016 levels. In addition, we have also taken steps to evaluate and improve the pricing of our software solutions and services. We believe that, collectively, these steps are necessary to improve our future financial performance;

•

On March 10, 2017, we completed the issuance of a newly created Series B Preferred Stock for an aggregate purchase price of $17.5 million. Net of customary transaction costs, we received cash of approximately $16.8 million, of which we used approximately $0.6 million to repay our outstanding revolving line of credit balance, with the remainder of the net proceeds available for general corporate purposes; and

•

Finally, on March 10, 2017, we amended our senior credit facility to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, and (ii) revise the EBITDA and Minimum Liquidity covenants. The deferral of the principal repayments provides approximately $2.5 million of additional liquidity through December 31, 2017.

While our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern, we believe that the actions discussed above are probable of occurring and mitigating the uncertainty raised by our historical operating results. Accordingly, we expect to have sufficient liquidity to meet obligations as they come due in the 12 months from issuance of our consolidated financial statements. However, we cannot predict, with certainty, the outcome of our actions to reduce operating costs and increase the profitability of our software solutions and services.

If we continue to experience operating losses, and cannot generate sufficient liquidity through the mechanisms described above or through additional support from our investor base or some combination of other actions, while not expected, we might need to secure additional sources of funds, which may or may not be available. Additionally, if we cannot meet our senior credit facility EBITDA and Minimum Liquidity covenants, all of our approximately $32.0 million indebtedness outstanding following the March 10, 2017 amendment would become immediately payable and result in our inability to continue as a going concern without new financing.

Refer to Notes 3, 9, 10 and 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail.

Senior Credit Facility

We have a bank credit facility, as amended and restated from time to time (the “Credit Facility”) that provides for short-term working capital and long-term investment needs.

On June 8, 2016, the Credit Facility was amended and restated (the “June 2016 Amendment”), to among other things (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10.0 million of revolving credit through maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35.0 million (the “Senior Term Loan”).

The June 2016 Amendment was accounted for as an extinguishment of debt resulting in the immediate recognition of $0.4 million of previous deferred financing costs, which was recorded in Other expense, net in the statements of operations for the year ended December 31, 2016.

On November 4, 2016, we amended the Credit Facility (the “November 2016 Amendment”), to, among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the November 2016 Amendment, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10.0 million to $11.5 million, effective November 4, 2016, and $15.0 million effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loan, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. In connection with this amendment, we repaid $2.0 million of the outstanding Senior Term Loan and incurred bank fees of approximately $0.3 million.

On March 10, 2017, we amended the Credit Facility (the “March 2017 Amendment”), to, among other things (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1.3 million will resume through March 31, 2021; (ii) replace the existing covenants with (a) a trailing twelve month EBITDA covenant of negative $12.0 million as of December 31, 2016 and a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA covenant from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1.5 million at all times from March 1, 2017 through March 31, 2018, and $15.0 million thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Term Loan. Following the March 2017 Amendment the Credit Facility provides for up to $0.5 million of revolving credit through the maturity date of the Credit Facility.

The quarterly building EBITDA covenant, as defined in the March 2017 Amendment, requires the Company achieve at least negative $4.0 million EBITDA for the quarter ended March 31, 2017, negative $8.0 million for six months ended June 30, 2017, negative $7.3 million for the nine months ended September 30, 2017 and negative $3.0 million for twelve months ended December 31, 2017 and March 31, 2018, respectively.

As of December 31, 2016, the interest rates on our outstanding Senior Term Loan and the Senior Revolving Credit Facility were 7.34% and 9.25%, respectively.  Effective with the March 10, 2017 amendment, the interest rates on then outstanding Senior Term Loan and Senior Revolving Credit Facility borrowing increased by the 2.50% per annum paid-in-kind interest.

Subordinated Loans

Prior to May 3, 2016 we had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, for total proceeds of $30.0 million less $0.7 million of original issue discount. On May 3, 2016, we repaid the $30.0 million principal and accrued interest to settle the THL Note (see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

The early extinguishment of the THL Note triggered a $0.6 million breakage fee and the immediate recognition of the remaining $0.5 million of OID and deferred financing costs, which were recorded in Other expense, net in the statement of operations for the year ended December 31, 2016.

The following table summarizes the principal balances of our outstanding borrowings as of December 31, 2016:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$578
Credit Facility: Term loans	31,944
$32,522

Preferred Stock

On May 2, 2016, we issued and sold a newly created Series A Preferred Stock for an aggregate purchase price of $52.0 million. Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note and the balance was available for general corporate purposes.

The shares of Series A Preferred Stock are convertible into shares of our common stock (the “Series A Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock). Beginning May 2, 2018, we may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series A Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series A Preferred Stock is convertible into a number of Series A Conversion Shares equal to (i) the sum of (a) the stated value per share of Series A Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the Series A Preferred Stock at such time (which initially is $4.50 per share, subject to customary anti-dilution adjustments). On March 10, 2017, the conversion price of the Series A Preferred Stock was adjusted to $3.96 per share as a result of the issuance of Series B Preferred Stock.

On March 10, 2017, we issued and sold a newly created Series B Preferred Stock for an aggregate purchase price of $17.5 million. Net of customary transaction costs, we received cash of approximately $16.8 million, of which we used approximately $0.6 million to repay our outstanding revolving line of credit balance, with the remainder of the net proceeds available for general corporate purposes.

The shares of Series B Preferred Stock are convertible into shares of our common stock (the “Series B Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock). Beginning March 10, 2019, we may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series B Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series B Preferred Stock is convertible into a number of Series B Conversion Shares equal to (i) the sum of (a) the stated value per share of Series B Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $1.91 per share, subject to certain anti-dilution adjustments).

Preferred Stock Dividends

There have been no cash dividends paid in connection with the Series A Preferred Stock issued in May 2016. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7.5% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series A Preferred Stock are convertible, through at least May 2, 2018, and thereafter in cash or in-kind at our option. Upon the occurrence of certain events, the dividend rate will increase. Holders of Series B Preferred Stock are entitled to a cumulative dividend at the rate of 15% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series B Preferred Stock are convertible, through at least March 10, 2019, and thereafter in cash or in-kind at our option. Upon the occurrence of certain events, the dividend rate will increase.

In connection with the completion of our initial public offering in December 2014, all shares of our then-outstanding preferred stock were converted into common stock on a three-for-one basis, and $9.0 million of accrued dividends were paid in cash.

Cash Flows

Our cash flows were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(24,469)	$(16,192)	$(20,253)
Investing activities	(5,682)	(1,317)	(837)
Financing activities	30,935	(5,319)	47,065
Net increase (decrease) in cash and cash equivalents	$784	$(22,828)	$25,975

Operating Activities

For the year ended December 31, 2016, our net cash and cash equivalents used in operating activities of $24.5 million consisted of a net loss of $26.5 million and $7.8 million of cash used by changes in working capital, partially offset by $9.8 million in adjustments for non-cash items. The cash used in working capital primarily consisted of a decrease in deferred revenue of $12.2 million, partially offset by a $2.8 million decrease in accounts receivable due to increased collection efforts, and a $1.3 million increase in deferred implementation costs for new customers. The decrease in deferred revenue was a result of recognizing previously deferred upfront fees which are recognized as revenue ratably over the longer of the estimated period of customer benefit or contract, beginning once the software services have commenced. Overall the operating cash used was primarily a result of (i) lower than expected 2016 bookings and fourth quarter variable transaction revenue, (ii) continued investment in research and development, and (iii) higher than anticipated costs of delivery during a year of executive leadership, sales organization, and go to market transitions. Between the cost reduction actions taken in 2016 and those planned in 2017, we expect to decrease our total cost structure and reduce the cash used in operations by at least $15.0 million from 2016 levels.

For the year ended December 31, 2015, our net cash and cash equivalents used in operating activities of $16.2 million consisted of a net loss of $7.3 million and $19.4 million of cash used by changes in working capital, partially offset by $10.6 million in adjustments for non-cash items. The decrease in cash resulting from changes in working capital primarily consisted of a decrease in deferred revenue of $21.2 million. The decrease in deferred revenue was a result of recognizing previously deferred upfront fees which are recognized as revenue ratably over the longer of the estimated period of customer benefit or contract, beginning once the software services have commenced.

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

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $5.7 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired, and $1.0 million for the purchase of property and equipment.

For the year ended December 31, 2015, net cash used in investing activities was $1.3 million, for the purchase of property and equipment.

For the year ended December 31, 2014, net cash used in investing activities was $0.8 million, for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $30.9 million for 2016, consisting of $49.3 million net proceeds from our May 2, 2016 Series A Preferred Stock offering and $16.2 million of term debt borrowings under our Amended Credit Facility. The proceeds were partially offset by the $33.3 million repayment of the THL Note and term debt borrowings and payment of $1.1 million of financing and other fees.

For the year ended December 31, 2015, net cash used in financing activities totaled $5.3 million and consisted of $4.8 million in repayments of debt and capital lease obligations and $0.7 million in payments of offering costs related to our December 2014 IPO, offset by $0.3 million in net proceeds from employee stock option transactions.

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

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalent balances, the cash proceeds from our March 10, 2017 issuance of our newly created Series B Preferred Stock, the permitted Senior Term Loan principal loan repayments deferrals, and our actions to reduce our operating expenses and increase pricing for our software services will provide liquidity sufficient to meet our anticipated cash requirements through at least the next 12 months, including expected capital expenditure requirements of approximately $1.0 million. If our available cash and cash equivalents balances are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

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

As noted in the Liquidity and Capital Resources section above, on March 10, 2017, we amended the Credit Facility, which among other things, (i) deferred our scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1.3 million will resume through March 31, 2021; (ii) provided for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which will increase the outstanding principal balance of the Senior Term Loan; and (iii) required that we repay the Senior Revolving Credit Facility. The following table reflects our revised estimated principal and interest payments as of December 31, 2016, taking into account the effects of the March 10, 2017 amendment. Future events could cause actual payments to differ from these estimates.

		Less than 1			More than 5
Contractual Obligations:	Total	year	1-3 years	3-5 years	years
	(In thousands)
Long-term debt—Revolving line of credit
Principal (1)	$578	$578	$—	$—	$—
Interest (2)	53	53	—	—	—
Long-term debt—Other senior and subordinated
Principal (3)	34,858	—	10,500	24,358	—
Interest (2)	8,761	2,367	4,227	2,167	—
Operating lease obligations	8,559	1,521	2,736	1,805	2,497
Capital lease obligations	35	35	—	—	—
Total	$52,844	$4,554	$17,463	$28,330	$2,497

(1)	Repayment of the revolving line of credit is due at end of the term in June 2021. Early repayment is allowed and the revolving line of credit and interest was repaid subsequent to year end.
(2)	Includes estimated interest payments based on contractual rates as of December 31, 2016.
(3)	Principal includes the 2.50% per annum paid-in-kind interest, which increases the outstanding principal balance of the term loan and is payable at maturity.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had standby letters of credit totaling $0.2 million as security for rented office space, which is immaterial in respect of the Company’s liquidity, capital resources, market risk support, credit risk support or other benefits.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, as amended, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. We had total borrowings subject to a variable interest rate of $32.5 million and $49.4 million as of December 31, 2016, and 2015, respectively. As a result, each change of one percentage point in interest rates would result in an approximately $0.3 million and approximately $0.5 million change in our annual interest expense on our outstanding borrowings as of December 31, 2016 and 2015, respectively. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed with Report

(1) Consolidated Financial Statements

(b) Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017

CONNECTURE, INC.

By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffery A. Surges and Vincent E. Estrada, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Jeffery A. Surges	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
Jeffery A. Surges

/s/ Vincent E. Estrada	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Vincent E. Estrada

/s/ David A. Jones, Jr.	Chairman of the Board of Directors	March 31, 2017
David A. Jones, Jr.

/s/ A. John Ansay	Director	March 31, 2017
A. John Ansay

/s/ Vickie L. Capps	Director	March 31, 2017
Vickie L. Capps

/s/ Paul Kusserow	Director	March 31, 2017
Paul Kusserow

/s/ Ezra Perlman	Director	March 31, 2017
Ezra Perlman

/s/ Russell S. Thomas	Director	March 31, 2017
Russell S. Thomas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Connecture, Inc. and Subsidiaries

Brookfield, Wisconsin

We have audited the accompanying consolidated balance sheets of Connecture, Inc. and Subsidiaries (the “Company”), as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 31, 2017

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 and 2015

(In thousands, except share and per share information)

	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,208	$5,424
Accounts receivable	8,390	10,792
Prepaid expenses and other current assets	1,153	652
Total current assets	15,751	16,868
PROPERTY AND EQUIPMENT — Net	1,957	2,109
GOODWILL	31,072	26,779
OTHER INTANGIBLE ASSETS — Net	9,188	11,392
DEFERRED IMPLEMENTATION COSTS	23,257	24,565
OTHER ASSETS	1,263	976
TOTAL ASSETS	$82,488	$82,689

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,387	$6,853
Accrued payroll and related liabilities	4,945	3,560
Other liabilities	1,950	2,188
Current maturities of debt	578	1,441
Deferred revenue	31,606	34,049
Total current liabilities	46,466	48,091
DEFERRED REVENUE	9,310	18,529
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	31,944	46,964
OTHER LONG-TERM LIABILITIES	235	262
Total liabilities	87,978	113,869

COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE PREFERRED STOCK - SERIES A	51,894	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of December 31,
2016 and December 31, 2015, and 22,524,655 and 22,063,357 shares issued and
outstanding as of December 31, 2016 and December 31, 2015, respectively	23	22
Additional paid-in capital	101,985	101,546
Accumulated deficit	(159,105)	(132,571)
Treasury stock, at cost	(287)	(177)
Total stockholders’ deficit	(57,384)	(31,180)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$82,488	$82,689

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR

THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands, except share and per share information)

	2016	2015	2014

REVENUE	$81,894	$95,847	$84,579

COST OF REVENUE	56,895	50,670	52,431

GROSS MARGIN	24,999	45,177	32,148

OPERATING EXPENSES:
Research and development	22,297	22,718	18,125
Sales and marketing	10,410	9,507	7,729
General and administrative	13,162	14,439	10,552
Total operating expenses	45,869	46,664	36,406

LOSS FROM OPERATIONS	(20,870)	(1,487)	(4,258)

OTHER EXPENSES:
Interest expense	3,485	5,665	5,937
Other expense (income), net	2,239	140	(68)
Total other expenses	5,724	5,805	5,869

LOSS BEFORE PROVISION FOR INCOME TAXES	(26,594)	(7,292)	(10,127)

BENEFIT (PROVISION) FOR INCOME TAXES	60	(51)	(33)

NET LOSS	$(26,534)	$(7,343)	$(10,160)

COMPREHENSIVE LOSS	$(26,534)	$(7,343)	$(10,160)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.31)	$(0.34)	$(10.27)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,275,256	21,813,407	1,362,109

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED

DECEMBER 31, 2016, 2015 and 2014

(In thousands, except share and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — December 31, 2013	184,051	$1	$9,013	$-	$(115,068)	$(106,054)
Preferred stock dividends,
Series A and Series B			(3,830)			(3,830)
Stock-based compensation expense			1,436			1,436
Exercise of stock options	8,633		16			16
Conversion of redeemable convertible preferred stock	14,861,539	15	44,569			44,584
Initial public offering, net of issuance costs	6,635,000	6	45,161			45,167
Net loss					(10,160)	(10,160)
BALANCES — December 31, 2014	21,689,223	$22	$96,365	$-	$(125,228)	$(28,841)
Stock-based compensation expense			4,712			4,712
Exercise of stock options and issuance of other stock awards	424,283		469			469
Treasury stock acquired	(50,149)			(177)		(177)
Net loss					(7,343)	(7,343)
BALANCES — December 31, 2015	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred stock dividends, Series A			(2,643)			(2,643)
Stock-based compensation expense			2,662			2,662
Exercise of stock options and issuance of other stock awards	512,489	1	420			421
Treasury stock acquired	(51,191)			(110)		(110)
Net loss					(26,534)	(26,534)
BALANCES — December 31, 2016	22,524,655	$23	$101,985	$(287)	$(159,105)	$(57,384)

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2016, 2015 and 2014

(Dollars in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,534)	$(7,343)	$(10,160)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,601	5,043	5,101
Stock-based compensation expense	2,662	4,712	1,436
Interest accretion on financing obligations	489	921	1,983
Change in fair value of contingent consideration	—	—	(951)
Other financing fees and non-cash adjustments	2,063	49	29
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	2,831	1,291	8,782
Prepaid expenses and other assets	(546)	757	(495)
Deferred implementation costs	1,308	(13)	(4,653)
Accounts payable	263	1,856	(3,463)
Accrued expenses and other liabilities	623	(2,306)	(3,744)
Deferred revenue	(12,229)	(21,159)	(14,118)
Net cash used in operating activities	(24,469)	(16,192)	(20,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(999)	(1,317)	(837)
Business acquisition, net of cash acquired	(4,683)	—	—
Net cash used in investing activities	(5,682)	(1,317)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	3,550	—	12,030
Repayments under revolving line of credit	(3,550)	(340)	(16,791)
Borrowings of term debt	16,156	—	20,767
Repayments of term debt	(33,337)	(4,025)	(2,375)
Payment of financing fees	(1,372)	(103)	(715)
Payment of capital lease obligations	(74)	(418)	(489)
Payment of deferred business acquisition purchase price	—	—	(2,294)
Proceeds from initial public offering, net of issuance costs	—	(725)	45,907
Dividends paid	—	—	(8,991)
Proceeds from preferred stock, net	49,251	—	—
Other	311	292	16
Net cash provided by (used in) financing activities	30,935	(5,319)	47,065
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	784	(22,828)	25,975
CASH AND CASH EQUIVALENTS — Beginning of period	5,424	28,252	2,277
CASH AND CASH EQUIVALENTS — End of period	$6,208	$5,424	$28,252
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,363	$5,721	$5,627
Cash (received) paid for income taxes	$(15)	$15	$245
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$4	$—	$15
Direct issuance costs in accounts payable	$—	$—	$740
Accrued preferred stock dividends	$2,643	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(Dollars in thousands, except share and per share information)

1. DESCRIPTION OF BUSINESS

Description of Business—Connecture, Inc. and its subsidiaries, including DestinationRx, Inc., or DRX, RxHealth Insurance Agency, Inc., ConnectedHealth, LLC, and Insurix, Inc. (collectively, the “Company”), is a Delaware corporation. The Company is a web-based consumer shopping, enrollment and retention platform for health insurance distribution in the United States. The Company’s solutions offer a personalized health insurance shopping experience that recommends the best fit insurance plan based on an individual’s preferences, health status, preferred providers, medications and expected out-of-pocket costs. The Company’s customers are payers, brokers, government agencies, and web-based insurance marketplace operators, who distribute health and ancillary insurance. The Company’s solutions automate key functions in the insurance distribution process, allowing customers to price and present plan options accurately to consumers and efficiently enroll, renew and manage plan members.

On June 7, 2016, the Company acquired ConnectedHealth, LLC, a benefits technology company with a software and services platform that makes it easier for consumers and employees to shop for personalized insurance benefits online.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits as of December 31, 2016 were $5,958.

Accounts Receivable and Allowance for Doubtful Accounts—The Company’s normal and customary terms for customer payment is 30 days. The outstanding accounts receivable can vary significantly based on timing of billing milestones, renewals and other factors. When necessary, the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimates are based on the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness, and current economic trends. The Company writes off uncollectible receivables after all reasonable efforts are made to collect payment.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for potential impairment when impairment indicators exist. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of an asset may not be recovered. The Company had no impairments during the years ended December 31, 2016, 2015 and 2014.

Intangible Assets—Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. The Company had no impairments of intangible assets during the years ended December 31, 2016, 2015 and 2014.

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

The Company had no impairments of goodwill since inception.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of and for the year ended December 31, 2016, the Company had the following customers that accounted for 10% or more of total revenue and/or total accounts receivable:

	2016
Customers	Revenue	Accounts Receivable
A	13.4%	<10%
B	<10%	12.3%

No customers accounted for 10% or more of total revenue and/or total accounts receivable as of and for the year ended December 31, 2015. One customer accounted for 11.8% of total revenue for the year ended December 31, 2014.

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014, were $486, $502 and $560, respectively.

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

Level 3—Valuation based on inputs that are unobservable and reflect management’s best estimate of what market participants would use as fair value. The Company’s only Level 3 financial instrument was the DRX acquisition contingent consideration settled in the year ended December 31, 2015 (See Note 4).

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

a) Software Automation Solutions Fees

Contractual terms for the delivery and ongoing support of the Company’s software automation solutions generally consist of multiple components including: (a) software license fees (non-hosted arrangements), (b) software usage fees, (c) software maintenance fees, (d) professional services fees, (e) hosting fees and (f) production support fees.

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

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. To date, the elements of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not been sold separately. Therefore, the contractual consideration for a delivered element for the non-hosted arrangements does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements. Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of December 31, 2016 the Company has a non-hosted arrangement with one remaining Enterprise/State customer.

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

Deferred Implementation Costs—The Company’s accounting policy is to capitalize direct, incremental employee labor and fringe benefits along with third-party independent contractor costs related to implementing new customer software solutions, to the extent that they are deemed recoverable. Deferred implementation costs as of December 31, 2016, and 2015 are $23,257 and $24,565, respectively, with the increases for new customer implementations, offset by current period amortization on installed customer solutions. Deferred implementation costs are amortized over the respective term of the customer arrangement consistent with the recognition of deferred revenue.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the years ending December 31, 2016, 2015 and 2014.

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

Basic and Diluted Net Loss Per Common Share— The Company uses the two-class method to compute net earnings per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the

Company’s redeemable convertible preferred stock are entitled to participate in distributions, when and if declared by the Board of Directors that are made to common stockholders, and as a result are considered participating securities.

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

Due to net losses for the years ended December 31, 2016, 2015 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company in the fiscal year ended December 31, 2019; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016. The Company has adopted the provisions of the statement (see Note 3).

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

In January 2017, the FASB issued ASU No. 2017-05, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The provisions of this update are effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s primary need for liquidity is to fund working capital requirements, capital expenditures and for general corporate purposes, including debt repayment. For the years ended December 31, 2016, 2015, and 2014, net losses from continuing operations were $20,870, $1,487, and $4,258, respectively, and cash used in operations was $24,469, $16,192, and $20,253, respectively.  The Company has taken a number of actions in 2016 and the first quarter of 2017 to continue to support its operations and meet its obligations.

As discussed in Note 10, the Company completed the issuance of a newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $52,000 in May 2016. In addition, as discussed in Note 9, the Company completed a June 2016 amendment and extension of its existing senior credit facility resulting in the extension of the facility to June 8, 2021 from January 18, 2018 and increased the term loan funding to $35,000 from approximately $20,000. The funds received from these actions were used to repay $30,000 of outstanding subordinated term loans, to fund working capital and for other general corporate purposes.

In the second half of 2016 the Company put a greater focus on overall profitability and aligning its cost structure with revenue and customer billings. The Company reduced its headcount to 370 at December 31, 2016, compared to 411 at December 31, 2015. The Company also began consolidating the procurement of outside contract labor resources.

On January 1, 2017, the Company hired a new Chief Financial Officer to bring additional financial and operational experience to the Company. Under the new Chief Financial Officer’s leadership the Company has continued to evaluate and reduce headcount and eliminate certain other expenditures to better align resources with the 2017 operating plan. Based on cost reduction actions taken in 2016 and those taken or planned to be taken in 2017, as well as steps taken to evaluate and improve pricing of the Company’s software solutions and services, the Company projects cash used in operations to decrease in 2017, compared to 2016.

In addition, in March 2017, the Company completed the issuance of a newly created Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $17,500 less approximately $675 of transaction fees (See Note 10). The Company used $624 of the proceeds to repay the outstanding balance on the Company's senior revolving credit facility, with the remainder of the net proceeds available for general corporate purposes.

Finally, in March 2017, the Company amended its senior credit facility to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, and (ii) revise the EBITDA and Minimum Liquidity covenants (See Note 9). The deferral of the principal repayments provides approximately $2,500 of additional liquidity through December 31, 2017.

While the Company’s historical operating results indicate conditions exist that raise uncertainty related to the Company's ability to continue as a going concern, the Company believes that the actions discussed above are probable of occurring and mitigating the uncertainty raised by the Company’s historical operating results. Accordingly, the Company expects it will have sufficient liquidity to meet obligations as they come due in the 12 months from the issuance of the consolidated financial statements.

4. NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31
	2016	2015	2014
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	7,888,440	—	14,047,208
Restricted Stock Units	1,047	53,454	—
Stock options	177,010	1,069,243	1,373,895
Total anti-dilutive common share equivalents	8,066,497	1,122,697	15,421,103

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31
	2016	2015	2014
Numerator:
Net loss	$(26,534)	$(7,343)	$(10,160)
Less: Preferred stock dividends	2,643	—	3,830
Net loss attributable to common stock	$(29,177)	$(7,343)	$(13,990)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,275,256	21,813,407	1,362,109
Net loss per common share, basic and diluted	$(1.31)	$(0.34)	$(10.27)

5. CONNECTEDHEALTH ACQUISITION

On June 7, 2016, the Company completed the acquisition of all equity units of ConnectedHealth, LLC (“ConnectedHealth”) for a cash purchase price of $4,601, net of cash acquired and a working capital adjustment, using available excess cash. ConnectedHealth is a benefits technology company with a software and services platform that makes it easier for consumers and employees to shop for personalized insurance benefits online. The Company completed the acquisition to acquire ConnectedHealth’s software technology.

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

The allocation of the purchase price for ConnectedHealth as of December 31, 2016, is as follows:

Cash and cash equivalents	$25
Trade accounts receivable	428
Prepaid expenses and other current assets	31
Intangible assets	1,200
Goodwill	4,293
Other long-term assets	54
Accounts payable and other current liabilities	(1,225)
Other long-term liabilities	(180)
Total purchase price	$4,626

The goodwill is primarily attributable to synergies with the software and services that ConnectedHealth provides and the anticipated value of selling the Company’s software and services to ConnectedHealth’s existing client base. The goodwill and intangible assets have been assigned to the Private Exchange segment. The goodwill and intangible assets are deductible for income tax purposes.

Revenue attributable to ConnectedHealth from the acquisition date through December 31, 2016 was approximately $832. The following unaudited supplemental pro forma information presents the Company’s results of operations as though the acquisition of ConnectedHealth had occurred on January 1, 2015. The information is not indicative of the Company’s operating results which would have occurred had the acquisition been consummated as of that date. The pro forma information below does not include anticipated synergies, the impact of purchase accounting adjustments, or certain other expected benefits of the acquisition and should not be used as a predictive measure of the Company’s future results of operations.

	Year Ended December 31,
	2016	2015
Total revenue	$82,864	$98,448
Net (loss)	(27,157)	(13,879)
Weighted average common shares outstanding - basic and diluted	22,275,256	21,813,407
Net (loss) per share - basic and diluted	$(1.34)	$(0.64)

The pro forma financial information has been adjusted, where applicable, for: (i) amortization of acquired intangible assets, (ii) additional interest expense on presumed acquisition financing, (iii) the income tax effect of the pro forma adjustments, and (iv) to exclude acquisition related expenses.

The acquisition related expenses were approximately $200 and have been recorded in General and Administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2016	2015
Furniture and fixtures	$818	$729
Computer equipment	5,136	4,224
Leasehold improvements	628	590
Property and equipment—gross	6,582	5,543
Accumulated depreciation	(4,625)	(3,434)
Property and equipment—net	$1,957	$2,109

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1,191, $1,020 and $964, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of December 31, 2016.

	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
December 31, 2015	$7,732	$—	$14,711	$4,336	$26,779
Acquisition	—	—	—	4,293	4,293
December 31, 2016	$7,732	$—	$14,711	$8,629	$31,072

Other Intangible Assets—Other intangible assets consist of the following as of December 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,077)	$4,321
Covenants Not to Compete	2.5-5	800	(800)	—
Acquired Technology	3-5	12,892	(9,770)	3,122
Trademarks	10	2,800	(1,108)	1,692
Software	3	1,770	(1,717)	53
		$25,660	$(16,472)	$9,188

Other intangible assets consisted of the following as of December 31, 2015:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,298	$(2,346)	$4,952
Covenants Not to Compete	2.5-5	800	(798)	2
Acquired Technology	3-5	11,792	(7,566)	4,226
Trademarks	10	2,800	(828)	1,972
Software	3	1,764	(1,524)	240
		$24,454	$(13,062)	$11,392

Amortization expense for the years ended December 31, 2016, 2015 and 2014, was $3,410, $4,023 and $4,137, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
2017	$3,337
2018	1,337
2019	1,242
2020	1,240
2021	1,050
Thereafter	982
Total future amortization expense	$9,188

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the years ended December 31, 2016, 2015 and 2014, was approximately $1,775, $1,746 and $1,587, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year are as follows:

Years Ended December 31	Amount
2017	$1,521
2018	1,380
2019	1,356
2020	899
2021	906
Thereafter	2,497
Total minimum lease payments	$8,559

The leases provide for escalating rent over the term of the leases. The rent costs associated with such leases are aggregated and recognized on a straight-line basis over the lease term. The difference between the monthly rent payment and the straight-line rent requires an accrual of rent to be recognized and then amortized over the term of the lease. Accrued straight-line rent as of December 31, 2016 and 2015 amounted to approximately $199 and $256, respectively, and is included in other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 as of December 31, 2016 and 2015.

Deposits—From time to time the Company has been required to remit security deposits as a condition of certain of its office leases. The deposits are included in other assets on the balance sheet and amount to $856 and $710 as of December 31, 2016 and 2015, respectively.

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

9. DEBT

Debt consisted of the following as of December 31:

	2016	2015
Senior term loans	$31,944	$19,125
Senior revolving credit facility	578	316
Subordinated loans	—	30,000
	32,522	49,441
Less: original issue discounts and deferred financing costs	—	(1,036)
Less: current maturities of debt	(578)	(1,441)
Long-term debt	$31,944	$46,964

Senior Debt— The Company has a bank credit facility, as amended and restated from time to time that provides for short-term working capital and long-term investment needs (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s assets.

On June 8, 2016, the Credit Facility was amended and restated (the “June 2016 Amendment”), to among other things (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10,000 of revolving credit through the maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35,000 from approximately $20,000 at June 8, 2016 (the “Senior Term Loan”).

The June 2016 Amendment was accounted for as an extinguishment of debt resulting in the immediate recognition of $381 of previously deferred financing costs, which was recorded in Other expense, net in the statements of operations for the year ended December 31, 2016.

On November 4, 2016, the Company amended the Credit Facility (the “November 2016 Amendment”), to, among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the November 2016 Amendment, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10,000 to $11,500, effective November 4, 2016, and $15,000 effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loan, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. In connection with this amendment, the Company repaid $2,000 of the outstanding Senior Term Loan and incurred bank fees of approximately $300, which were recorded in Other expense, net in the consolidated statements of operations for the year ended December 31, 2016.

On March 10, 2017, the Company amended the Credit Facility (the “March 2017 Amendment”), to among other things (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1,313 will resume through March 31, 2021; (ii) replace the EBITDA and Minimum Liquidity covenants with (a) a trailing twelve month EBITDA covenant of negative $12,000 as of December 31, 2016, a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through March 31, 2018, and $15,000 thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires the Company achieve at least negative $4,000 for the quarter ended March 31, 2017, negative $8,000 for six months ended June 30, 2017, negative $7,250 for the nine months ended September 30, 2017 and negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018.

Following the March 2017 Amendment the Credit Facility provides for up to $0.5 million of revolving credit through the maturity date of the Credit Facility.

The Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of December 31, 2016, the Company was in compliance with the financial covenants under the Credit Facility, as amended on March 10, 2017, and expects to be in compliance for the foreseeable future.

As of December 31, 2016, the interest rates on our outstanding Senior Term Loan and the Senior Revolving Credit Facility were 7.34% and 9.25%, respectively.  Effective with the March 10, 2017 amendment, the interest rates on then outstanding Senior Term Loan and Senior Revolving Credit Facility borrowing increased by 2.50% per annum paid-in-kind interest.

THL Promissory Note—The Company had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”) for total proceeds of $30,000 less $683 of original issue discount, or OID. On May 3, 2016, the Company repaid the $30,000 principal and accrued interest to settle the THL Note. The early extinguishment of the THL Note triggered a $560 breakage fee and the immediate recognition of the remaining $480 of OID and deferred financing costs, which were recorded in Other expense, net in the statement of operations for the year ended December 31, 2016.

Future principal payments on debt as of December 31, 2016, are as follows:

Years Ending December 31
2017	$578
2018	5,250
2019	5,250
2020 and thereafter	21,444
32,522
Less original issue discount and deferred financing costs	—
Total	$32,522

The March 2017 Amendment has deferred all 2017 principal payments and increased the principal payments in 2018 and thereafter.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (defined in Note 2), the estimated fair value of the Company’s total debt approximated $29,000 as of December 31, 2016, and equal to its carrying value as of December 31, 2015.

10. STOCKHOLDERS’ DEFICIT

Common Stock—As of December 31, 2016 and 2015, the Company has authorized the issuance of 75,000,000 shares of common stock, respectively, par value of $0.001 per share.

Preferred Stock— On May 2, 2016, the Company issued and sold newly created Series A Preferred Stock for an aggregate purchase price of $52,000. The shares of Series A Preferred Stock are convertible into shares of the Company’s common stock (the “Series A Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock). Beginning May 2, 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series A Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series A Preferred Stock is convertible into a number of Series A Conversion Shares equal to (i) the sum of (a) the stated value per share of Series A Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the Series A Preferred Stock at such time (which initially is $4.50 per share, subject to customary anti-dilution adjustments).

The number of Conversion Shares underlying the Series A Preferred Stock will be increased annually by the accrual of 7.5% cumulative dividends payable in-kind (which will increase in certain circumstances, but in no event will be more than 16.5% annually). Following the second anniversary of the May 2, 2016 closing, the Company may elect to pay such cumulative dividends in cash. The conversion price for the Series A Preferred Stock is also subject to adjustment in the event of a stock split, reverse stock split, stock dividend, rights issuance, recapitalization, tender offer or similar transaction and to weighted-average price-based anti-dilution adjustments. On March 10, 2017, the conversion price of the Series A Preferred Stock was adjusted to $3.96 per share as a result of the issuance of Series B Preferred Stock.

On March 10, 2017, the Company issued and sold newly created Series B Preferred Stock for an aggregate purchase price of $17,500. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock (the “Series B Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock). Beginning March 10, 2019, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series B Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series B Preferred Stock is convertible into a number of Series B Conversion Shares equal to (i) the sum of (a) the stated value per share of Series B Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $1.91 per share, subject to customary anti-dilution adjustments).

The number of Conversion Shares underlying the Series B Preferred Stock will be increased annually by the accrual of 15.0% cumulative dividends payable in-kind (which will increase in certain circumstances, but in no event will be more than 20.0% annually). Following the second anniversary of the March 10, 2017 issuance, the Company may elect to pay such cumulative dividends in cash. The conversion price for the Series B Preferred is also subject to adjustment in the event of a stock split, reverse stock split, stock dividend, rights issuance, recapitalization, tender offer or similar transaction and to weighted-average price-based anti-dilution adjustments.

The Series A Preferred Stock and Series B Preferred Stock are entitled to vote with common stock on an as-converted basis.

Treasury Stock—As of December 31, 2016, the Company held 101,340 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions.

Reserved Shares—As of December 31, 2016, the Company has 1,649,718 shares of common stock reserved for issuance in connection with the Company’s stock incentive plans.

11. STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $2,662, $4,712 and $1,436 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, approximately $3,080 of total unrecognized compensation expense related to unvested stock option and restricted stock unit awards is expected to be recognized over the remaining vesting periods, approximately 3 years. The maximum contractual term of equity awards is 10 years.

Equity Incentive Plans—In connection with the Company’s December 2014 initial public offering, the Board of Directors approved the 2014 Equity Incentive Plan (the 2014 “Plan”) as a replacement to the 2010 Plan. The Company will not grant any additional awards under the 2010 Plan; however, the 2010 Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the 2010 Plan. The 2014 Plan provides for the awarding of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, and other stock-based or cash settled equity awards as deemed appropriate by the compensation committee of the Company’s board of directors.

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

Stock Options—A summary of stock option activity for the years ended December 31, 2016 and 2015 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	1,838,082	$1.93	7.39
Granted	699,600	$9.72
Exercised	(195,177)	$1.82		$1,456
Forfeited	(35,779)	$11.08
Outstanding — December 31, 2015	2,306,726	$4.16	7.59	$2,735
Granted	572,200	$2.53
Exercised	(101,953)	$1.85		$100
Forfeited	(486,274)	$7.81
Expired	(19,998)	$11.37
Outstanding — December 31, 2016	2,270,701	$3.01	5.04	$—
Exercisable — December 31, 2016	1,530,817	$2.62	2.95	$—
Vested and expected to vest — December 31, 2016	2,205,410	$3.01	4.91	$—

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the years ended December 31, 2016, 2015 and 2014 was $1.00, $4.30 and $16.20, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model. The following are weighted average assumptions used for estimating the fair value of options granted for the years ended December 31:

	2016	2015	2014
Common stock share value	$2.53	$10.31	$18.12
Expected life (years)	4.00	5.01	5.75
Volatility	50.00%	50.00%	50.33%
Interest rate	1.01%	1.45%	2.03%
Dividend yield	0.00%	0.00%	0.00%

The Company currently estimates volatility by using the weighted average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the years ended December 31, 2016, 2015 and 2014 was 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the years ended December 31, 2016 and 2015 is presented below:

	Shares	Average Fair Value per Share(a)	Aggregate Intrinsic Value
Outstanding — January 1, 2015	—	$—
Granted	801,270	$8.84
Vested	(199,180)	$9.84	$857
Forfeited	(31,300)	$11.37
Outstanding — December 31, 2015	570,790	$8.35
Granted	503,440	$2.45
Vested	(260,523)	$6.90	$567
Forfeited	(148,211)	$9.31
Outstanding — December 31, 2016	665,496	$4.24

(a)	Weighted-average grant date fair value

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

At December 31, 2016, a total of 169,441 shares of common stock have been reserved for issuance under the ESPP. The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

During the years ended December 31, 2016 and 2015, shares purchased under the ESPP were 150,013 and 29,927, respectively.

12. INCOME TAXES

The (provision) benefit for income taxes for the years ended December 31 consists of:

	2016	2015	2014
Current tax expense:
Federal	$—	$—	$—
State	60	(47)	(29)
Total current tax (provision) benefit	60	(47)	(29)
Deferred tax expense:
Federal	—	(3)	(3)
State	—	(1)	(1)
Total deferred tax (provision) benefit	—	(4)	(4)
Total (provision) benefit for income taxes	$60	$(51)	$(33)

The (provision) benefit for income taxes for the years ended December 31, 2016, 2015 and 2014 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before (provision) benefit for income taxes as a result of the following:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	0.1%	(0.5)%	(0.2)%
Valuation allowance	(35.3)%	(32.9)%	(33.7)%
Other, net	1.4%	(1.3)%	(0.4)%
Overall income tax rate	0.2%	(0.7)%	(0.3)%

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

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are comprised of the following as of December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$45,205	$32,844
Deferred revenue	12,199	17,576
Research and development credit	45	45
Accrued payroll and related liabilities	2,070	1,919
Other	821	331
Valuation allowance	(48,192)	(38,817)
Net deferred tax assets	$12,148	$13,898

Deferred tax liabilities:
Intangible assets	$(3,100)	$(4,339)
Deferred implementation costs	(9,070)	(9,581)
Total deferred tax liabilities	(12,170)	(13,920)
Net deferred tax liability	$(22)	$(22)

Based on the uncertainties associated with future realization of the deferred tax asset, the Company established a valuation allowance, which reduces the deferred tax assets to an amount whose realization is more likely than not. The net change in the valuation allowance for the deferred tax asset was $9,375, $2,397 and $(1,476) for the years ended December 31, 2016, 2015 and 2014, respectively. Differences between effective and statutory tax rates are caused substantially by the change in the valuation allowance.

As of December 31, 2016 and 2015, the Company has federal net operating loss carryforwards of approximately $121,000 and $87,920, respectively, available to offset future earnings and federal research and development credits of approximately $45, also available to offset future federal income tax. The net operating loss carryforwards and research and development tax credit carryforwards expire at various dates from 2020 through 2036. As of December 31, 2016 and 2015, state net operating loss carryforwards were approximately $77,800 and $56,451, respectively. As of December 31, 2016 and 2015, management has recorded a full valuation allowance against net operating losses because management believes it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Under the provisions of the Internal Revenue Code (IRC), certain substantial changes in the Company’s ownership may result in a limitation of the amount of net operating loss and tax credit carryforwards which can be used in future years.

The Company has recorded no liability for unrecognized tax benefits and related interest and penalties as of December 31, 2016 and 2015.

The Company files income tax returns in the US federal tax jurisdiction and various state jurisdictions. The federal tax years for 2014 through 2016 remain open for examination. State tax years open for examination are generally 2013 through 2016, depending on the state.

13. EMPLOYEE RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan. All eligible employees of the Company who have reached the age of eighteen may participate in the plan. Each plan year, the Company’s Board of Directors will determine the amount, if any, that the Company will contribute to the plan as a Company matching contribution for that year. The Company recognized expense of approximately $729, $679 and $373 for the years ended December 31, 2016, 2015 and 2014, respectively, to fund Company contributions to the plan.

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

Enterprise/Commercial —Offers the Company’s insurance distribution solutions to health plans.

Enterprise/State —Offers the Company’s sales automation solutions to state governments, which allows the Company’s state customers to offer customized individual and small group exchanges. The Enterprise/State segment had one remaining state exchange customer at December 31, 2016 and 2015, compared to three as of December 31, 2014.

Medicare—Offers web-based Medicare plan comparison, prescription drug comparison and enrollment tools for health plans, pharmacy benefit managers, pharmacies, field marketing organizations, and call centers.

Private Exchange—Offers defined-contribution benefit exchange solutions to benefit consultants, brokers, exchange operators and aggregators.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate cash, prepaid expenses, and property and equipment assets or capital expenditures to reportable segments.

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

Unallocated corporate expenses, and assets that are not considered when the Company’s CODM evaluates segment performance are grouped within Corporate in the following segment information:

	Year Ended December 31
	2016	2015	2014
Revenue from external customers by segment:
Enterprise/Commercial	$49,081	$55,487	$40,369
Enterprise/State	3,453	13,372	21,632
Medicare	18,565	17,973	16,175
Private Exchange	10,795	9,015	6,403
Consolidated revenue	$81,894	$95,847	$84,579

Gross margin by segment:
Enterprise/Commercial	$11,906	$23,715	$10,323
Enterprise/State	1,325	6,300	11,038
Medicare	11,460	10,651	9,451
Private Exchange	308	4,511	1,336
Consolidated gross margin	$24,999	$45,177	$32,148

Consolidated operating expenses:
Research and development	$22,297	$22,718	$18,125
Sales and marketing	10,410	9,507	7,729
General and administrative	13,162	14,439	10,552
Total consolidated operating expenses	$45,869	$46,664	$36,406

Consolidated loss from operations	$(20,870)	$(1,487)	$(4,258)

Depreciation and amortization by segment:
Enterprise/Commercial	$642	$543	$584
Enterprise/State	19	80	121
Medicare	2,576	2,588	2,569
Private Exchange	1,034	992	896
Corporate	330	840	931
Consolidated depreciation and amortization	$4,601	$5,043	$5,101

	As of December 31,
	2016	2015	2014
Identifiable assets by segment:
Enterprise/Commercial	$29,728	$33,857	$32,749
Enterprise/State	627	1,975	6,349
Medicare	23,248	26,198	28,314
Private Exchange	18,247	11,255	10,107
Corporate	10,638	9,404	33,871
Consolidated assets	$82,488	$82,689	$111,390

All Company assets were held and all revenue was generated in the United States during the years ended December 31, 2016, 2015 and 2014.

15. RELATED PARTIES

On May 2, 2016, Chrysalis Ventures II, L.P. (“Chrysalis”), a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016, purchased $2,000 of the Series A Preferred Stock offered in the transaction discussed in Note 10.

On March 10, 2017, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. (collectively, “Francisco Partners”) and Chrysalis, all holders of more than 5% of the Company’s outstanding common stock equivalents as of March 10, 2017, purchased $17,500 of the Series B Preferred Stock offered in the transaction discussed in Note 10. A member of the Company’s board of directors, is a Co-President of the managing companies of Francisco Partners and another member of the Company’s board of directors is a member of the general partner of Chrysalis.

The Company paid approximately $650 of administrative fees to Humana, Inc. in connection with the administration of the Company’s employee health benefits plan for each of the years ended December 31, 2016 and 2015. The Company’s chairman of the board of directors is a member of the Humana, Inc. board of directors.

The Company paid $2,900 of principal and $480 of interest to settle the subordinated promissory note with the sellers of DRX (the “DRX Seller Note”) during the year ended December 31, 2015. Then-current employees of the Company, including the Company’s current Chief Innovation Officer, New Markets, were employees and stockholders of DRX at the time of its acquisition, and as previous stockholders of DRX they received an interest in the DRX Seller Note. The $480 interest was paid to two related party stockholders, or entities controlled by the stockholders of the Company, pursuant to a note guarantee agreement the DRX sellers had with such related parties.

16. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected quarterly financial data for each of the eight quarters in the years ended December 31, 2016 and 2015.

	Quarter Ended
	Dec 31, 2016	Sept 30, 2016(1)	Jun 30, 2016	Mar 30, 2016	Dec 31, 2015(2)	Sept 30, 2015	Jun 30, 2015(3)	Mar 30, 2015(4)
	(in thousands, except share amounts)
Revenue	$20,879	$24,729	$18,729	$17,557	$29,139	$22,667	$23,393	$20,648
Gross margin	5,891	8,838	5,066	5,204	16,407	10,069	9,374	9,327
Total operating expenses	11,189	11,349	12,225	11,106	10,469	10,963	12,216	13,016
Income (loss) from operations	(5,298)	(2,511)	(7,159)	(5,902)	5,938	(894)	(2,842)	(3,689)
Net income (loss)	$(6,232)	$(3,066)	$(9,900)	$(7,336)	$4,323	$(2,308)	$(4,259)	$(5,099)
Net income (loss) per common share:
Basic	(0.32)	(0.18)	(0.47)	(0.33)	0.20	(0.11)	(0.20)	(0.24)
Diluted	(0.32)	(0.18)	(0.47)	(0.33)	0.19	(0.11)	(0.20)	(0.24)
Weighted-average common shares outstanding:
Basic	22,425,517	22,343,142	22,217,696	22,112,273	21,960,077	21,879,414	21,710,951	21,695,932
Diluted	22,425,517	22,343,142	22,217,696	22,112,273	22,784,888	21,879,414	21,710,951	21,695,932
(1)

During the three months ended September 30, 2016, the Company recognized approximately $4,600 of previously deferred revenue and approximately $2,000 of gross margin resulting from the satisfaction of a customer obligation.

(2)	During the three months ended December 31, 2015, the Company recognized a $951 benefit related to the change in fair value of contingent acquisition consideration obligation.
(3)

During the three months ended June 30, 2015, the Company recognized approximately $3,600 of previously deferred revenue and approximately $1,000 of gross margin resulting from the termination of a two Enterprise/Commercial contracts.

(4)

During the three months ended March 30, 2015, the Company recognized approximately $4,000 of previously deferred revenue and approximately $4,000 of gross margin resulting from the satisfaction of several customer obligations.

The sum of 2016 quarterly net income (loss) per common share does not equal the net loss per common share for the entire year due to the impact on weighted-average shares outstanding of the conversions of the Series A Preferred Stock. The sum of 2015 quarterly net income (loss) per common share does not equal the net loss per common share for the entire year due to the impact of rounding.

17. SUBSEQUENT EVENTS

Series B Preferred Stock - On March 10, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with Francisco Partners and Chrysalis (Chrysalis and Francisco Partners, collectively, the “Investors”), pursuant to which the Company issued and sold as of such date (the “Closing”) to the Investors an aggregate of 17,500 shares of the Company’s newly created Series B Preferred Stock, par value $0.001 per share, at a purchase price of $1,000 per share, for an aggregate purchase price of $17,500.  See Note 10 for terms of the Series B Preferred Stock.

A member of the Company’s board of directors, is a Co-President of the managing companies of Francisco Partners and another member of the Company’s board of directors is a member of the general partner of Chrysalis.  Both Francisco Partners and Chrysalis were holders of more than 5% of the Company’s outstanding common stock equivalents as of March 10, 2017.

The Company expects to use the proceeds from the sale to support operations and for general corporate purposes.

Credit Facility Amendment - On March 10, 2017, the Company amended the Credit Facility, to, among other things, reset certain financial covenants, defer the Senior Term Loan principal repayments until March 31, 2018, and increase the interest rates on applicable borrowings as described in Note 9.

* * * * * *

FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions (Reversals) Charged to Expense	Additions (Reversals) Charged to Revenue	Acquired	Deductions	Balance at End of Period
Trade receivable allowances:
Year ended December 31, 2016	$—	$—	$—	$—	$—	$—
Year ended December 31, 2015	246	45	(137)	—	(154)	—
Year ended December 31, 2014	266	25	—	—	(45)	246
Deferred tax asset valuation allowance:
Year ended December 31, 2016	$38,817	$9,375	N/A	$—	$—	$48,192
Year ended December 31, 2015	36,420	2,397	N/A	—	—	38,817
Year ended December 31, 2014	37,896	3,421	N/A	—	(4,897)	36,420

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated January 14, 2013, by and among the Registrant, DRX Acquisition Co., DestinationRx, Inc. and the principal stockholders named therein	S-1	333-199484	2.1	October 20, 2014

2.2	Stock Purchase Agreement, dated February 16, 2011, by and among the Registrant, Patrick Downend and Aaron Downend	S-1	333-199484	2.2	October 20, 2014

2.3	Exchange Agreement, dated August 3, 2012, by and among the Registrant and the stockholders party thereto.	S-1	333-199484	2.3	October 20, 2014

2.4	Agreement and Plan of Merger, dated June 7, 2016, by and among ConnectedHealth, LLC, Connecture, Inc., Speed Merger Sub, Inc., the Principal Equityholders, and Shareholder Representative Services, LLC	8-K	001-36778	2.1	June 9, 2016

3.1.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.1.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.1.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-36778	3.1	March 14, 2017

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

4.2	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

4.3	Investor Rights Agreement dated March 10, 2017, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	March 14, 2017

10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-199484	10.1	November 26, 2014

10.2†	2010 Stock Plan, as amended, and form of agreement thereunder	S-1	333-199484	10.2	October 20, 2014

10.3.1†	2014 Equity Incentive Plan, as amended and forms of agreement thereunder	8-K	001-36778	10.1	September 26, 2016

10.3.2†	Form of Restricted Stock Units Agreements under the Registrant’s 2014 Equity Incentive Plan	10-K	001-36778	10.3.2	March 25, 2015

10.4†	2014 Employee Stock Purchase Plan	S-1/A	333-199484	10.14	November 26, 2014

10.5.1	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2016

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.5.2	Amendment No. 1 to Investment Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	May 4, 2016

10.6.1	Voting Agreement, dated as of March 11, 2016, between Chrysalis Ventures II, L.P. and Francisco Partners IV, L.P.	8-K	001-36778	10.2	March 14, 2016

10.6.2	Voting Agreement, dated as of March 11, 2016, between GPP – Connecture, LLC and Francisco Partners IV, L.P.	8-K	001-36778	10.3	March 14, 2016

10.7	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2017

10.8.1**	Amended and Restated Credit Agreement, dated June 8, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	10-Q	001-36778	10.2	August 9, 2016

10.8.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 4, 2016	10-Q	001-36778	10.1	November 9, 2016

10.8.3	Amendment No. 2 to Amended and Restated Credit Agreement, dated March 10, 2017	8-K	001-36778	10.2	March 14, 2017

10.9.1**	Credit Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.3.1	November 26, 2014

10.9.2	First Amendment to Credit Agreement, dated March 18, 2013	S-1	333-199484	10.3.2	October 20, 2014

10.9.3	Second Amendment to Credit Agreement, dated December 10, 2013	S-1	333-199484	10.3.3	October 20, 2014

10.9.4	Third Amendment to Credit Agreement, dated March 12, 2014	S-1	333-199484	10.3.4	October 20, 2014

10.9.5	Fourth Amendment to Credit Agreement, dated May 29, 2014	S-1	333-199484	10.3.5	October 20, 2014

10.9.6	Fifth Amendment to Credit Agreement, dated June 12, 2014	S-1	333-199484	10.3.6	October 20, 2014

10.9.7	Sixth Amendment to Credit Agreement, dated December 5, 2014	S-1/A	333-199484	10.3.7	December 8, 2014

10.9.8	Seventh Amendment to Credit Agreement, dated December 11, 2014	10-K	001-36778	10.5.8	March 25, 2015

10.9.9	Limited Waiver to Credit Agreement, dated December 29, 2014	10-K	001-36778	10.5.9	March 25, 2015

10.9.10	Eighth Amendment to Credit Agreement, dated March 10, 2015	8-K	001-36778	10.1	March 13, 2015

10.9.11	Ninth Amendment to Credit Agreement, dated September 30, 2015	8-K	001-36778	10.1	October 2, 2015

10.9.12	Tenth Amendment to Credit Agreement, dated November 10, 2015	8-K	001-36778	10.2	November 10, 2015

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.9.13	Eleventh Amendment to Credit Agreement, dated December 31, 2015	8-K	001-36778	10.1	January 7, 2016

10.9.14	Guaranty and Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.7	October 20, 2014

10.9.15	Trademark Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.8	October 20, 2014

10.9.16	Patent Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.9	October 20, 2014

10.9.17	Copyright Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.10	October 20, 2014

10.10.1**	Second Lien Term Loan Agreement, dated March 18, 2013, by and among THL Corporate Finance, Inc., as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1/A	333-199484	10.4.1	November 26, 2014

10.10.2	First Amendment to Term Loan Agreement, dated December 4, 2013	S-1	333-199484	10.4.2	October 20, 2014

10.10.3	Second Amendment to Term Loan Agreement, dated March 20, 2014	S-1	333-199484	10.4.3	October 20, 2014

10.10.4	Third Amendment to Term Loan Agreement, dated May 29, 2014	S-1	333-199484	10.4.4	October 20, 2014

10.10.5	Fourth Amendment to Term Loan Agreement, dated June 12, 2014	S-1	333-199484	10.4.5	October 20, 2014

10.10.6	Fifth Amendment to Term Loan Agreement, dated December 5, 2014	S-1/A	333-199484	10.4.6	December 8, 2014

10.10.7	Sixth Amendment to Second Lien Term Loan Agreement, dated December 11, 2014	10-K	001-36778	10.6.7	March 25, 2015

10.10.8	Limited Waiver to Second Lien Term Loan Agreement, dated December 29, 2014	10-K	001-36778	10.6.8	March 25, 2015

10.10.9	Seventh Amendment to Term Loan Agreement, dated March 10, 2015	8-K	001-36778	10.2	March 13, 2015

10.10.10	Eighth Amendment to Term Loan Agreement, dated November 5, 2015	8-K	001-36778	10.1	November 10, 2015

10.10.11	Ninth Amendment to Term Loan Agreement, dated December 31, 2015	8-K	001-36778	10.2	January 7, 2016

10.11.1	Subordinated Promissory Note, dated January 15, 2013, by and among the Registrant and Randall P. Herman, on behalf of the stockholders of DestinationRx, Inc.	S-1	333-199484	10.6.1	October 20, 2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.11.2	Subordinated Note Guaranty, dated January 15, 2013, by and among GPP—Connecture, LLC and Chrysalis Ventures II, L.P. and Randall P. Herman	S-1	333-199484	10.6.2	October 20, 2014

10.12.1	Lease Agreement, dated May 10, 2012, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.1	October 20, 2014

10.12.2	First Amendment to Lease Agreement, dated January 31, 2013, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.2	October 20, 2014

10.12.3	Second Amendment to Lease Agreement, dated February 4, 2014, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.3	October 20, 2014

10.13.1	Lease Agreement, dated September 30, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.1	October 20, 2014

10.13.2	First Amendment to Lease Agreement, dated December 31, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.2	October 20, 2014

10.14	Lease Agreement, dated November 1, 2011, by and among 600 Wilshire Property LLC and the Registrant	S-1	333-199484	10.9	October 20, 2014

10.15†	Employment Agreement, dated November 12, 2015, by and between the Registrant and Jeffery A. Surges	8-K	001-36778	10.1	November 12, 2015

10.16†	Employment Agreement, dated January 1, 2017, by and between the Registrant and Vincent E. Estrada	8-K	001-36778	10.1	January 3, 2017

10.17.1†	Bonus Agreement, dated December 31, 2014, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.1	October 20, 2014

10.17.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and David A. Sockel	S-1	333-199484	10.11.2	October 20, 2014

10.18.1†	Bonus Agreement, dated December 31, 2014, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.1	October 20, 2014

10.18.2†	Separation Pay Agreement, dated September 10, 2012, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.2	October 20, 2014

10.18.3*†	Letter Agreement, dated March 30, 2017, by and between the Registrant and Mark E. Granville

10.19.1†	Employment Agreement, effective as of December 31, 2011, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.1	October 20, 2014

10.19.2†	Letter Agreement, dated October 18, 2014, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.2	October 20, 2014

10.19.3†	Transaction Bonus Agreement, dated October 26, 2012, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.3	October 20, 2014

10.19.4†	Bonus Agreement, dated December 31, 2014, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.4	October 20, 2014

10.19.5†	Separation Pay Agreement, dated December 31, 2011, as amended, by and among the Registrant and Robert Douglas Schneider	S-1	333-199484	10.10.5	October 20, 2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.19.6†	Letter Agreement, dated November 12, 2015, by and between the Registrant and Robert Douglas Schneider	8-K	001-36778	10.2	November 12, 2015

10.20.1†	Bonus Agreement, dated December 31, 2014, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.1	March 25, 2015

10.20.2†	Separation Pay Agreement, dated July 23, 2012, by and among the Registrant and James P. Purko	10-K	001-36778	10.14.2	March 25, 2015

10.20.3†	Amendment No. 1 to Separation Pay Agreement, dated April 29, 2015, by and between the Registrant and James P. Purko	10-K/A	001-36778	10.14.3	April 29, 2015

10.20.4†	Amendment No. 2 to Separation Pay Agreement, dated December 14, 2016, by and between the Registrant and James P. Purko	8-K	001-36778	10.1	December 15, 2016

10.21†	Separation Pay Agreement, dated effective April 13, 2015, by and among the Registrant and William A. Spehr	8-K	001-36778	10.1	May 9, 2016

10.22†	2016 Bonus Plan	8-K	001-36778	10.2	May 4, 2016

21.1	List of Subsidiaries of the Registrant	10-Q	001-36778	21.1	August 9, 2016

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm relating to the Registrant

24.1*	Power of Attorney (see page 65 to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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