Form 10-Q
period 2017-03-31
CONNECTURE INC
filed 2017-05-10
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Registrant’s telephone number, including area code: (262) 432-8282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 22,620,105 shares of common stock, $0.001 par value per share, issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of March 31, 2017	As of December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,920	$6,208
Accounts receivable	8,461	8,390
Prepaid expenses and other current assets	980	1,153
Total current assets	22,361	15,751
PROPERTY AND EQUIPMENT — Net	1,832	1,957
GOODWILL	31,072	31,072
OTHER INTANGIBLE ASSETS — Net	8,353	9,188
DEFERRED IMPLEMENTATION COSTS	23,943	23,257
OTHER ASSETS	1,034	1,263
TOTAL ASSETS	$88,595	$82,488

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,090	$7,387
Accrued payroll and related liabilities	4,110	4,945
Other liabilities	2,028	1,950
Current maturities of debt	1,313	578
Deferred revenue	27,967	31,606
Total current liabilities	41,508	46,466
DEFERRED REVENUE	7,961	9,310
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	30,678	31,944
OTHER LONG-TERM LIABILITIES	282	235
Total liabilities	80,452	87,978

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE PREFERRED STOCK - SERIES A	52,904	51,894
REDEEMABLE PREFERRED STOCK - SERIES B	16,977	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of March 31,
2017 and December 31, 2016, and 22,588,580 and 22,524,655 shares issued and
outstanding as of March 31, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	101,346	101,985
Accumulated deficit	(162,805)	(159,105)
Treasury stock, at cost	(302)	(287)
Total stockholders’ deficit	(61,738)	(57,384)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$88,595	$82,488

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended March 31,
	2017	2016
REVENUE	$18,272	$17,557

COST OF REVENUE	11,474	12,353

GROSS MARGIN	6,798	5,204

OPERATING EXPENSES:
Research and development	4,461	5,504
Sales and marketing	2,186	2,338
General and administrative	2,829	3,264
Total operating expenses	9,476	11,106

LOSS FROM OPERATIONS	(2,678)	(5,902)

OTHER EXPENSES:
Interest expense	723	1,409
Other expense, net	299	-
Total other expenses	1,022	1,409

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,700)	(7,311)

PROVISION FOR INCOME TAXES	-	(25)

NET LOSS	$(3,700)	$(7,336)

COMPREHENSIVE LOSS	$(3,700)	$(7,336)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.22)	$(0.33)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,570,207	22,112,273

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

(In thousands, except shares and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2017	22,524,655	$23	$101,985	$(287)	$(159,105)	$(57,384)
Preferred stock dividends, Series A			(1,010)			(1,010)
Preferred stock dividends, Series B			(159)			(159)
Stock-based compensation expense			489			489
Exercise of stock options and vesting of restricted stock units	71,277		41			41
Treasury stock acquired	(7,352)			(15)		(15)
Net loss					(3,700)	(3,700)
BALANCES — March 31, 2017	22,588,580	$23	$101,346	$(302)	$(162,805)	$(61,738)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Stock-based compensation expense			812			812
Exercise of stock options and vesting of restricted stock units	52,904	1	78			79
Treasury stock acquired	(1,036)			(3)		(3)
Net loss					(7,336)	(7,336)
BALANCES — March 31, 2016	22,115,225	$23	$102,436	$(180)	$(139,907)	$(37,628)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,700)	$(7,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,119	1,185
Stock-based compensation expense	489	812
Interest accretion (payments) on financing obligations	(523)	69
Other financing fees and non-cash adjustments	210	-
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(71)	5,026
Prepaid expenses and other assets	113	(193)
Deferred implementation costs	(686)	(359)
Accounts payable	(1,371)	1,108
Accrued expenses and other liabilities	(730)	(32)
Deferred revenue	(4,988)	(5,717)
Net cash used in operating activities	(10,138)	(5,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(160)	(49)
Business acquisition, net of cash acquired	82	—
Net cash used in investing activities	(78)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	1,000
Repayments under revolving line of credit	—	(500)
Repayments of term debt	—	(281)
Payment of financing fees	(11)	—
Proceeds from preferred stock, net	16,927	—
Other	12	50
Net cash provided by financing activities	16,928	269
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,712	(5,217)
CASH AND CASH EQUIVALENTS — Beginning of period	6,208	5,424
CASH AND CASH EQUIVALENTS — End of period	$12,920	$207
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,261	$1,282
Cash (received) paid for income taxes	$(16)	$14
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$3	$251
Accrued preferred stock dividends	$1,169	$—
Direct issuance costs in accounts payable and other accrued liabilities	$109	$—

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

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company had $12,576 of interest-bearing amounts on deposit in excess of federally insured limits as of March 31, 2017.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. The following customers accounted for 10% or greater of the Company’s total revenue or total accounts receivable:

	Revenue		Accounts Receivable
Customers	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	As of March 31, 2017	As of December 31, 2016
A	13.2%	<10%	<10%	12.3%
B	10.3%	<10%	<10%	<10%

Revenue Recognition—The Company’s revenue is derived from three sources: (a) the sales of implementation and ongoing support of the Company’s software automation solutions; (b) fees from brokers for the right to access our multi-payer quoting platform; and (c) commissions. In all contractual arrangements, the Company determines whether persuasive evidence of an arrangement exists, services have been rendered, the fee is fixed or determinable and collection is probable. If any of these criteria are not met, the Company does not recognize revenue until all of the criteria are met.

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

c) Commissions

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three months ended March 31, 2017 and 2016.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. Due to net losses for the three months ended March 31, 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company for interim periods during the fiscal year ended December 31, 2019; early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which simplifies several aspects of the accounting for stock compensation, including the accounting for income tax effects, forfeitures, statutory tax withholdings, and cash flow classifications. Entities must adopt the provisions of this standard using either a retrospective method, prospective method, or cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, depending on the nature of the amendment. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are effective for the fiscal year ended December 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies cash flow statement classifications to be used for debt prepayment and debt extinguishment costs, settlement of debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business acquisition, proceeds from the settlement of insurance claims, and other cash flow transactions. Entities are to adopt the amendments in this update on a retrospective basis, or prospectively as of the earliest date possible, if the retrospective method is impracticable. Assuming the Company remains an EGC through December 31, 2019, the provisions of this update are effective for the fiscal year ended December 31, 2019 and interim periods thereafter. Early adoption is permitted in any interim or annual period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities are to adopt the amendments in this update on a prospective basis. The provisions of this update are effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after

January 1, 2017. As the standard simplifies the goodwill impairment test, the Company will adopt this ASU early for fiscal 2017 goodwill testing. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

3.	GOING CONCERN

The Company’s primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including debt repayment. For the years ended December 31, 2016 and 2015 net losses from operations were $20,870 and $1,487, respectively, and cash used in operations was $24,469 and $16,192, respectively. Additionally, for the three months ended March 31, 2017 our net loss from operations and our cash used in operations were $2,678 and $10,138, respectively. The Company has taken a number of actions in 2016 and the first quarter of 2017 to improve its operating cash flows in order to continue to support its operations and meet its obligations.

The Company has put a greater focus on overall profitability and aligning its cost structure with revenue and customer billings. The Company reduced its headcount to 356 at March 31, 2017, compared to 411 at December 31, 2015. The Company has also consolidated the procurement of outside contract labor resources.

On January 1, 2017, the Company hired a new Chief Financial Officer to bring additional financial and operational experience to the Company. Under the new Chief Financial Officer’s leadership, the Company has continued to evaluate and reduce headcount and eliminate certain other expenditures to better align resources with the 2017 operating plan. Based on cost reduction actions taken in 2016 and those taken or planned to be taken in 2017, as well as steps taken to evaluate and improve pricing of the Company’s software solutions and services, the Company projects cash used in operations to decrease in 2017 compared to 2016.

In addition, as discussed in Note 9, the Company completed the issuance of a newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $52,000 in May 2016, including net cash proceeds of approximately $49,300 after payment of transaction costs, of which we used approximately $30,600 to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. In addition, as discussed in Note 8, the Company completed a June 2016 amendment and extension of its existing senior credit facility, resulting in the extension of the facility to June 8, 2021 from January 18, 2018 and increased the term loan funding to $35,000 from approximately $20,000. The funds received were used to fund operating losses, working capital and for other general corporate purposes. In March 2017, the Company completed the issuance of a newly created Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $17,500 less approximately $675 of transaction fees (see Note 9). The Company used $624 of the proceeds to repay the outstanding balance on the Company's senior revolving credit facility, with the remainder of the net proceeds available for general corporate purposes.

The Company also amended its senior credit facility in March 2017 to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, and (ii) revise the EBITDA and Minimum Liquidity covenants (see Note 9). The deferral of the principal repayments provides approximately $2,500 of additional liquidity through December 31, 2017.

The Company’s historical operating results indicate conditions exist that raise uncertainty related to the Company's ability to continue as a going concern. As discussed above, the Company has taken certain actions to mitigate the uncertainty raised by the Company’s historical operating results. However, as a result of the March 10, 2017 amendment described above, the senior credit facility contains a minimum liquidity covenant of $1,500 at all times through March 31, 2018, increasing to $15,000 at all times from April 1, 2018 forward. At this time the Company projects that it will comply with the minimum liquidity covenant through March 31, 2018, but does not anticipate it would achieve compliance with the minimum liquidity covenant beyond March 31, 2018. Accordingly, the Company expects it will have sufficient liquidity to meet obligations as they come due through March 31, 2018, but if the Company is unable to meet or amend the senior credit facility financial covenants, cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from the Company’s investor base or some combination of other actions, all of the Company’s scheduled senior indebtedness of approximately $31,991 at March 31, 2018 would become immediately due and payable. The conditions described above currently result in substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following issuance of these March 31, 2017 financial statements.

4.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2017	2016
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	15,348,157	—
Restricted Stock Units	24,683	—
Stock options	7,673	407,081
Total anti-dilutive common share equivalents	15,380,513	407,081

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(3,700)	$(7,336)
Less: Preferred stock dividends	(1,169)	—
Net loss attributable to common stock	$(4,869)	$(7,336)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,570,207	22,112,273
Net loss per common share, basic and diluted	$(0.22)	$(0.33)

5.	CONNECTEDHEALTH ACQUISITION

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

The acquisition of ConnectedHealth was accounted for as a business combination in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair value as of the acquisition date. The excess of purchase price over the estimated fair values of tangible assets, intangible assets and assumed liabilities was recorded as goodwill.

The final allocation of the purchase price for ConnectedHealth is as follows:

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

Three Months Ended March 31, 2016
Total revenue	$18,284
Net (loss)	(7,962)
Net (loss) per share - basic and diluted	$(0.36)

The pro forma financial information has been adjusted, where applicable, for: (i) amortization of acquired intangible assets, (ii) additional interest expense on presumed acquisition financing, (iii) the income tax effect of the pro forma adjustments, and (iv) to exclude acquisition related expenses.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of March 31, 2017. Goodwill consists of following as of March 31, 2017 and December 31, 2016:

Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
$7,732	$—	$14,711	$8,629	$31,072

Other Intangibles Assets—Other intangible assets consist of the following as of March 31, 2017:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,260)	$4,138
Acquired Technology	3-5	12,892	(10,340)	2,552
Trademarks	10	2,800	(1,178)	1,622
Software	3	1,770	(1,729)	41
		$24,860	$(16,507)	$8,353

Other intangible assets consist of the following as of December 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,077)	$4,321
Acquired Technology	3-5	12,892	(9,770)	3,122
Trademarks	10	2,800	(1,108)	1,692
Software	3	1,770	(1,717)	53
		$24,860	$(15,672)	$9,188

Amortization expense for the three months ended March 31, 2017 and 2016 was $835 and $891, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2017	$2,502
2018	1,337
2019	1,242
2020	1,240
2021	1,050
Thereafter	982
Total future amortization expense	$8,353

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the three months ended March 31, 2017 and 2016 was $485 and $436, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at March 31, 2017 and December 31, 2016.

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

8.	DEBT

Debt consisted of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Senior term loans	$31,991	$31,944
Senior revolving credit facility	—	578
	31,991	32,522
Less: original issue discounts and deferred financing costs	—	—
Less: current maturities of debt	(1,313)	(578)
Long-term debt	$30,678	$31,944

Senior Debt—The Company has a bank credit facility, as amended and restated from time to time that provides for short-term working capital and long-term investment needs (the “Credit Facility”). The Credit Facility is collateralized by all of the Company’s assets.

On June 8, 2016, the Credit Facility was amended and restated (the “June 2016 Amendment”) to, among other things, (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue the revolving credit through the maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35,000 from approximately $20,000 at June 8, 2016 (the “Senior Term Loan”).

On March 10, 2017, the Company amended the Credit Facility (the “March 2017 Amendment”) to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1,313 will resume through March 31, 2021; (ii) replace the EBITDA and Minimum Liquidity covenants with (a) a trailing twelve month EBITDA covenant of negative $12,000 as of December 31, 2016, a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through March 31, 2018, and $15,000 thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind (“PIK”) interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires the Company achieve at least negative $4,000 for the quarter ended March 31, 2017, negative $8,000 for six months ended June 30, 2017, negative $7,250 for the nine months ended September 30, 2017, negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018, and positive $8,000 for the twelve months ended June 30, 2018 and September 30, 2018.

Following the March 2017 Amendment the Credit Facility provides for up to $500 of revolving credit through the maturity date of the Credit Facility.

The Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of March 31, 2017, the Company was in compliance with the financial covenants under the Credit Facility, as amended on March 10, 2017, and expects to be in compliance through March 31, 2018 (see Note 3).

As of March 31, 2017, the interest rates on our Senior Term Loan and the Senior Revolving Credit Facility were 10.0% and 12.0%, respectively, and include 2.50% PIK interest.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt approximates the carrying value as of March 31, 2017 and $29,000 as of December 31, 2016.

9.	STOCKHOLDERS’ DEFICIT

Common Stock—As of March 31, 2017 and December 31, 2016, the Company has authorized the issuance of 75,000,000 shares of common stock, par value of $0.001 per share.

Preferred Stock— On May 2, 2016, the Company issued and sold newly created Series A Preferred Stock for an aggregate purchase price of $52,000. The shares of Series A Preferred Stock are convertible into shares of the Company’s common stock (the “Series A Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023 or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock). Beginning May 2, 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series A Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series A Preferred Stock is convertible into a number of Series A Conversion Shares equal to (i) the sum of (a) the stated value per share of Series A Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the Series A Preferred Stock at such time (which initially was $4.50 per share, subject to customary anti-dilution adjustments).

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

On March 10, 2017, the Company issued and sold newly created Series B Preferred Stock for an aggregate purchase price of $17,500. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock (the “Series B Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023 or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock). Beginning March 10, 2019, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series B Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series B Preferred Stock is convertible into a number of Series B Conversion Shares equal to (i) the sum of (a) the stated value per share of Series B Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $1.91 per share, subject to customary anti-dilution adjustments).

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

Treasury Stock—As of March 31, 2017, the Company held 108,692 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions

Reserved Shares—As of March 31, 2017, the Company has 1,919,659 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and 225,752 shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”).

10.	STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards, including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $489 and $812 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, approximately $2,845 of total unrecognized compensation expense related to unvested stock options and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. The maximum contractual term of equity awards is 10 years.

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

Stock Options—A summary of stock option activity for the three months ended March 31, 2017 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,270,701	$3.01
Granted	160,000	$1.73
Exercised	(23,753)	$1.75		$14
Forfeited	(6,343)	$11.37
Expired	(88,770)	$2.67
Outstanding — March 31, 2017	2,311,835	$2.92	5.13	$—
Exercisable — March 31, 2017	1,438,717	$2.72	2.62	$—
Vested and expected to vest — March 31, 2017	2,256,269	$2.93	5.02	$—

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the three months ended March 31, 2017 and 2016 was $0.82 and $1.38, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted-average assumptions used for estimating the fair value of options granted for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Common stock share value	$1.73	$3.44
Expected life (years)	5.56	4.00
Volatility	50.00%	50.00%
Interest rate	2.02%	1.51%
Dividend yield	0.00%	0.00%

The Company currently estimates volatility by using the weighted-average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rates used for options granted in the three months ended March 31, 2017 were 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the three months ended March 31, 2017 is presented below:

	Shares	Average Fair Value per Share(c)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	665,496	$4.24
Granted	125,000	$1.68
Vested	(47,524)	$2.73	$85
Forfeited	(9,335)	$11.37
Outstanding — March 31, 2017	733,637	$3.81

(c)	Weighted-average grant date fair value

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

No shares were purchased under the ESPP during the three months ended March 31, 2017 and 2016.

11.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of less than 1.00% for the three months ended March 31, 2017 and 2016, respectively, differs from statutory federal income tax rates primarily due to the valuation allowances that are recorded against the Company’s net operating loss deferred tax assets and current state income taxes.

12.	RELATED PARTIES

On May 2, 2016, a Chrysalis Ventures II, L.P. (“Chrysalis”) a holder of more than 5% of the Company’s outstanding common stock as of March 31, 2016, purchased $2,000 of the Preferred Stock offered in the transaction discussed in Note 9. A member of the Company’s board of directors is the chairman of the general partner of Chrysalis Ventures II, L.P.

On March 10, 2017, Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. (collectively, “Francisco Partners”) and Chrysalis, all holders of more than 5% of the Company’s outstanding common stock equivalents as of March 10, 2017, purchased $17,500 of the Series B Preferred Stock offered in the transaction discussed in Note 9. A member of the Company’s board of directors is a Co-President of the managing companies of Francisco Partners, and another member of the Company’s board of directors is a member of the general partner of Chrysalis. The Company reimbursed Francisco Partners approximately $180 for out-of-pocket expenses related to the Series B Preferred Stock offering.

The Company paid $152 of administrative fees to Humana, Inc. in connection with the administration of the Company’s employee health benefits plan for the three months ended March 31, 2016. The Company’s chairman of the board of directors is a member of the Humana, Inc. board of directors.

13.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended March 31,
	2017	2016
Revenue from external customers by segment:
Enterprise/Commercial	$9,179	$10,409
Enterprise/State	781	781
Medicare	5,730	4,450
Private Exchange	2,582	1,917
Consolidated revenue	$18,272	$17,557

Gross margin by segment:
Enterprise/Commercial	$2,382	$1,914
Enterprise/State	463	188
Medicare	3,976	2,825
Private Exchange	(23)	277
Consolidated gross margin	$6,798	$5,204

Consolidated operating expenses:
Research and development	$4,461	$5,504
Sales and marketing	2,186	2,338
General and administrative	2,829	3,264
Total consolidated operating expenses	$9,476	$11,106

Consolidated loss from operations	$(2,678)	$(5,902)

Depreciation and amortization by segment:
Enterprise/Commercial	$145	$161
Enterprise/State	-	9
Medicare	641	644
Private Exchange	287	234
Corporate	46	137
Consolidated depreciation and amortization	$1,119	$1,185

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands, except share and per share amounts)
Revenue	$18,272	$17,557
Cost of Revenue (1)	11,474	12,353
Gross Margin	6,798	5,204

Operating Expenses:
Research and Development (1)	4,461	5,504
Sales and Marketing (1)	2,186	2,338
General and Administrative (1)	2,829	3,264
Total Operating Expenses	9,476	11,106

Loss from Operations	(2,678)	(5,902)
Other Expenses:
Interest Expense	723	1,409
Other Expense, net	299	-
Loss before Income Taxes	(3,700)	(7,311)
Income Tax Provision	-	(25)
Net Loss	$(3,700)	$(7,336)
Net loss per common share - basic and diluted	$(0.22)	$(0.33)
Weighted Average Common Shares Outstanding - basic and diluted	22,570,207	22,112,273
Other Financial Data:
Adjusted gross margin	7,913	6,307
Adjusted EBITDA	(1,070)	(3,905)

(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cost of Revenue	$129	$162
Research and Development	49	187
Sales and Marketing	40	116
General and Administrative	271	347

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our software solution is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the fixed amount of our customer agreements that we have not yet billed, which was approximately $90.6 million and $86.7 million as of March 31, 2017 and December 31, 2016, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2016 revenue, the customers that can terminate their contract for convenience upon written notice represented $32.6 million, or 36.0% of our Contracted Backlog balance as of March 31, 2017, of which one Medicare segment customer represents approximately $9.8 million, or 10.8%, of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of March 31, 2017 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2017	$37.8
2018	24.7
2019	13.6
2020	13.1
Thereafter	1.4
TOTAL	$90.6

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there was one customer as of March 31, 2017 and 2016). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended March 31, 2017 and 2016, our Software Revenue Retention Rate was greater than 91%.

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

We have included adjusted gross margin and adjusted EBITDA in this filing because they are key measures used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. We believe the exclusion of non-cash charges such as depreciation, amortization and stock-based compensation from adjusted EBITDA and adjusted gross margin allows us to have insight into the core operating performance of our business. The amount of such expenses in any specific period may not directly correlate with the underlying performance of our business operations during the period and such expenses can vary significantly between periods. The use of adjusted EBITDA and adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude from these non-GAAP financial measures and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Additionally, securities analysts use a measure similar to adjusted EBITDA and adjusted gross margin as supplemental measures to evaluate the overall operating performance and comparison of companies, and we anticipate that our investor and analyst presentations will continue to include these measures. Accordingly, we believe that adjusted gross margin and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results.

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

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$6,798	$5,204
Depreciation and amortization	986	941
Stock-based compensation expense	129	162
Adjusted Gross Margin	$7,913	$6,307

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(3,700)	$(7,336)
Depreciation and amortization	1,119	1,185
Interest expense	723	1,409
Other expense, net	299	-
Income tax provision	-	25
Stock-based compensation expense	489	812
Total Net Adjustments	$2,630	$3,431
Adjusted EBITDA	$(1,070)	$(3,905)

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$14,464	79.2%	$12,916	73.6%	$1,548	12.0%
Professional services	3,418	18.7%	4,514	25.7%	(1,096)	(24.3%)
Other	390	2.1%	127	0.7%	263	207.1%
Total revenue	$18,272	100.0%	$17,557	100.0%	$715	4.1%

The increase in software services revenue was primarily attributable to a $1.4 million increase in revenue from our Medicare software solutions, as well as a $0.5 million increase from new Private Exchange customers, which included $0.2 million of revenue in the three months ended March 31, 2017 from software solutions acquired in our June 2016 acquisition of ConnectedHealth. These increases were partially offset by a $0.4 million reduction in revenue from Enterprise/Commercial software solutions. The decrease in professional services revenue was across all segments except Enterprise/State, and was primarily attributable to decreases in the recognition of previously deferred revenue related to pre-2016 software implementations where the customer made a renewal decision in the last twelve months and renewed without incurring similar upfront implementation professional services or did not renew.

Segment Revenue

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$9,179	50.3%	$10,409	59.3%	$(1,230)	(11.8%)
Enterprise/State	781	4.3%	781	4.4%	-	0.0%
Medicare	5,730	31.4%	4,450	25.3%	1,280	28.8%
Private Exchange	2,582	14.0%	1,917	11.0%	665	34.7%
Total Revenue	$18,272	100.0%	$17,557	100.0%	$715	4.1%

The decrease in our Enterprise/Commercial revenue was primarily attributable to a $0.4 million decrease in software services and a $0.8 million decrease in the recognition of previously deferred revenue related to pre-2016 software implementations where the customer made a renewal decision in the last twelve months and either renewed without incurring similar upfront implementation professional services or did not renew.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, Drug Compare. The increase in revenue in our Private Exchange segment included $0.4 million of revenue in the three months ended March 31, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Our Enterprise/State revenue remained consistent year-over-year, as we have one remaining customer whose current contract expires in 2017.

Cost of Revenue

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$11,474	62.8%	$12,353	70.4%	$(879)	(7.1%)

The decrease in cost of revenue was primarily attributable to a $1.2 million decrease in personnel-related and contractor costs supporting implemented solutions and a $0.3 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $0.6 million increase in facility, third-party hosting and commissions incurred to support current and anticipated customer growth, particularly in our Private Exchange segment, which includes costs to support the software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Segment Gross Margins

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$2,382	26.0%	$1,914	18.4%	$468	24.5%
Enterprise/State	463	59.3%	188	24.1%	275	146.3%
Medicare	3,976	69.4%	2,825	63.5%	1,151	40.7%
Private Exchange	(23)	(0.9%)	277	14.4%	(300)	(108.3%)
Total Gross Margin	$6,798	37.2%	$5,204	29.6%	$1,594	30.6%

The increase in Enterprise/Commercial gross margin was driven primarily by a $1.7 million decrease in cost of revenue attributed to improved alignment and operating leverage of delivery costs, along with the absence in the three months ended March 31, 2017 of higher-than-expected support costs incurred in the comparative three months ended March 31, 2016 for certain Enterprise/Commercial customers that were implemented on new software solutions in the fourth quarter of 2015, partially offset by the $1.2 million decrease in revenue previously discussed.

The increase in Enterprise/State gross margin was driven primarily by a decrease in cost of revenue attributable to reductions in personnel related costs, as a result of the anticipated wind down of this segment due to the existence of one remaining customer.

The increase in Medicare gross margin was attributed to a $1.3 million increase in revenue primarily related to an increase in the number of health plans and broker customers using our platform, partially offset by a $0.1 million increase in cost of revenue primarily related to personnel related costs to support the increased customers.

The decrease in Private Exchange gross margin was driven primarily by a $1.0 million increase in cost of revenue, partially offset by a $0.7 million increase in revenue. The increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions, including $0.4 million from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth LLC.

Research and Development

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$4,461	24.4%	$5,504	31.3%	$(1,043)	(18.9%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related costs as compared to the three months ended March 31, 2016 from workforce rationalization and optimization efforts in late 2016.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of annual revenue.

Sales and Marketing

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,186	12.0%	$2,338	13.3%	$(152)	(6.5%)

The decrease in sales and marketing expense was primarily attributable to a reduction in personnel-related costs, inclusive of share-based compensation.

General and Administrative

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$2,829	15.5%	$3,264	18.6%	$(435)	(13.3%)

The decrease in general and administrative expense was primarily attributable to a $0.2 million decrease in personnel costs, inclusive of a reduction in share-based and incentive compensation, a $0.1 million decrease in professional fees, and a $0.1 million decrease in amortization resulting from the full amortization of a covenant not to compete from our January 2013 DRX acquisition.

Interest Expense

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$723	4.0%	$1,409	8.0%	$(686)	(48.7%)

The decrease in interest expense was primarily attributable to a lower average debt balance during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our interest expense is primarily attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes.

Other Expense, Net

	Three Months Ended March 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$299	1.6%	$-	*	$299	*

*	Not meaningful

The increase in other expense, net was primarily attributed recognition of previously deferred financing costs triggered by the March 10, 2017 senior credit facility amendment.

Liquidity and Capital Resources

Sources of Liquidity

Our primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including to develop new technologies, make investments in or acquisitions of other businesses, solutions or technologies, and to repay portions of outstanding borrowings and interest on such borrowings. We have funded our operations primarily through cash from operating activities, debt borrowings, and the issuance of common and convertible preferred stock. As of March 31, 2017, we had cash and cash equivalents of $12.9 million.

For the years ended December 31, 2016 and 2015 our net losses from operations were $20.9 million and $1.5 million, respectively, and cash used in operations was $24.5 million and $16.2 million, respectively. Additionally, for the three months ended March 31, 2017 our net loss from operations and our cash used in operations was $2.7 million and $10.1 million, respectively.

In light of our financial results, we have taken a number of actions to improve our cash flows in order to support our operations and meet our obligations, including the following:

•

We have put a greater focus on our overall profitability and aligning our cost structure with revenue and customer billings. We reduced our headcount to 356 at March 31, 2017, compared to 411 at December 31, 2015. We also consolidated the procurement of outside contract labor resources to reduce our cost of delivery;

•

In addition, on May 2, 2016, we issued and sold the newly created Series A Preferred Stock for an aggregate purchase price of $52.0 million. Net of transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note;

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

•

On March 10, 2017, we completed the issuance of a newly created Series B Preferred Stock for an aggregate purchase price of $17.5 million. Net of transaction costs, we received cash of approximately $16.8 million, of which we used approximately $0.6 million to repay our outstanding revolving line of credit balance, with the remainder of the net proceeds available for general corporate purposes; and

•

On March 10, 2017, we amended our senior credit facility to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, and (ii) revise the EBITDA and Minimum Liquidity covenants. The deferral of the principal repayments provides approximately $2.5 million of additional liquidity through December 31, 2017.

Our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern. As discussed above, we have taken certain actions to mitigate the uncertainty raised by our historical operating results. However, our senior credit facility contains a minimum liquidity covenant of $1.5 million at all times through March 31, 2018, increasing to $15.0 million at all times from April 1, 2018 forward. At this time, we project that we will comply with the minimum liquidity covenant through March 31, 2018, but do not anticipate that we will achieve compliance beyond March 31, 2018.

Accordingly, while we expect to have sufficient liquidity to meet obligations as they come due through March 31, 2018, if we are unable to meet or amend the senior credit facility covenants as outlined in our March 10, 2017 amendment, or if we cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from our investor base or some combination of other actions, all of our scheduled senior indebtedness of approximately $32.0 million at March 31, 2018, would become immediately payable. These conditions currently result in the substantial doubt about our ability to continue as a going concern for the twelve-month period following issuance of these March 31, 2017 financial statements.

Refer to Notes 3, 8, and 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further detail.

Senior Credit Facility

We have a bank credit facility (the “Credit Facility”) that provides for short-term working capital and long-term investment needs.

On June 8, 2016, the Credit Facility was amended and restated (the “Amended Credit Facility”), to (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue the revolving credit, or the Senior Revolving Credit Facility, through the maturity date, and (iii) increase the term loans, or Senior Term Loans, funding to $35.0 million from approximately $20.0 million at June 8, 2016.

On March 10, 2017, we amended the Amended Credit Facility (the “March 2017 Amendment”), to, among other things (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1.3 million will resume through March 31, 2021; (ii) replace the existing covenants with (a) a trailing twelve month EBITDA covenant of negative $12.0 million as of December 31, 2016 and a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA covenant from March 31, 2018 forward, each as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1.5 million at all times from March 1, 2017 through March 31, 2018, and $15.0 million thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which will increase the outstanding principal balance of the Senior Term Loan. Following the March 2017 Amendment the Amended Credit Facility provides for up to $0.5 million of revolving credit through the maturity date of the Amended Credit Facility.

The quarterly building EBITDA covenant, as defined in the March 2017 Amendment, requires that we achieve at least negative $4.0 million EBITDA for the quarter ended March 31, 2017, negative $8.0 million for six months ended June 30, 2017, negative $7.3 million for the nine months ended September 30, 2017 and negative $3.0 million for twelve months ended December 31, 2017 and

March 31, 2018, respectively. As of March 31, 2017, we were in compliance with the financial covenants under the Amended Credit Facility, as amended on March 10, 2017.

Subordinated Loans

The following table summarizes the principal balances of our outstanding borrowings as of March 31, 2017:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$—
Credit Facility: Term loans	31,991
$31,991

Cash Flows

Our cash flows were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(10,138)	$(5,437)
Investing activities	(78)	(49)
Financing activities	16,928	269
Net increase (decrease) in cash and cash equivalents	$6,712	$(5,217)

Operating Activities

For the three months ended March 31, 2017, our net cash and cash equivalents used in operating activities of $10.1 million consisted of a net loss of $3.7 million and $7.7 million of cash used by changes in working capital, partially offset by $1.3 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $5.0 million, a $1.4 million decrease in accounts payable, a $0.7 million increase in deferred implementation costs, and a $0.7 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The increase in deferred implementation costs was primarily the result of several implementation projects, primarily in the Enterprise/Commercial and Private Exchange segments, offset by amortization of previously deferred implementation costs for completed projects, which we are currently recognizing with revenue as the contractual obligations are complete and the software service usage periods have begun. The decrease in accounts payable reflects timing of payments to certain vendors.

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

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $0.1 million and consisted of $0.2 million of purchases of property and equipment, partially offset by $0.1 million of cash received for a working capital adjustment from the acquisition of ConnectedHealth, LLC.

For the three months ended March 31, 2016, net cash used in investing activities was less than $0.1 million and consisted of the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2017, net cash provided by financing activities was $16.9 million, consisting primarily of $16.9 million net proceeds from our March 10, 2017 preferred stock offering.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, non-cancelable leases for our office space and computer equipment and purchase commitments for our co-location and other support services. There have been no material changes to these contractual obligations since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had a standby letter of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Securities Act of 1934.

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

Controlled Company Explanatory Note

We qualify, and have elected to be treated, as a “controlled company” within the meaning of The Nasdaq Stock Market (“Nasdaq”) listing rules, and thus, we are exempt from the following Nasdaq listing requirements:

•	the requirement that a majority of our board consist of independent directors;
•

the requirement that director nominees be selected, or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or by a nominating committee comprised solely of independent directors; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purposes and responsibilities.

Consistent with these exemptions, we may in the future choose not to have a majority of independent directors and not to have a compensation committee or nominating and corporate governance committee consisting entirely of independent directors. For example, our compensation committee is not currently composed entirely of independent directors. Accordingly, our investors may not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was amended and restated in June 2016, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of March 31, 2017, we had total borrowings of $32.0 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings as of March 31, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $26.5 million and $7.3 million in 2016 and 2015, respectively. Additionally, for the three months ended March 31, 2017, our net loss was $3.7 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not return or be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future. Information on our going concern and management’s plan to continue to support its operations and meet its obligations is included in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Additionally, our success depends in part upon widespread individual and health plan acceptance of the Internet as a shopping platform and marketplace for the purchase and sale of health insurance. Individuals, employers, employees and health plans may choose to depend on more traditional sources, such as individual agents, or alternative sources may develop, including as a result of significant reforms to healthcare legislation through the Patient Protection and Affordable Care Act, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, or HCERA, or any potential successors to or modifications of PPACA that may be enacted.

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

We have a history of incurring substantial amounts of indebtedness. As of March 31, 2017, our total indebtedness was $32.0 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, including the requirement that the holders of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) consent before we incur any additional indebtedness outside of the ordinary course of business, could have important adverse consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, including making interest payments on our debt obligations, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness causing all of our scheduled senior indebtedness to become immediately payable;

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

Our ten largest customers by revenue accounted for 52.2% of our consolidated revenue for the year ended December 31, 2016. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected. Except for one customer, none of our customers accounted for 10% or more of our revenue in 2016.

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

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties, and our own systems for providing services to our customers, and any failure of or interruption in the services provided by these third parties, our own systems or other external events could expose us to litigation and may negatively impact our relationships with customers, adversely affecting our brand and our business.

We currently serve our customers from several data centers and hosting providers in different locations. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. We may have to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

In addition, our ability to deliver our web-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments, and we have implemented various measures to protect against interruptions of customers’ access to our platform. If customers’ access is interrupted because of problems in the operation of our facilities, we could be exposed to significant claims by customers. Our plans for disaster recovery and business continuity rely on third-party providers of related services. If those vendors fail us at a time when our systems are not operating correctly, we could incur a loss of revenue and liability for failure to fulfill our obligations. Any significant instances of system downtime could negatively affect our reputation and ability to retain customers and sell our services, which would adversely impact our revenue.

However, we have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, telecommunications failure;
•	fire, flood, hurricane or natural disasters, civil unrest, war and/or terrorism, and other force majeure events outside our control;
•	communications failures;
•	software and hardware errors, failures and crashes in or own systems and in other systems;
•	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•	other potential interruptions.

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

Failure to adequately develop and deploy our direct sales force could impede our results.

We believe that our future performance will depend on the continued development of our direct sales force and its ability to obtain new customers and sell additional products and services to existing customers. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take up to nine months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to retain, attract, and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our growth will be impeded.

Because we recognize revenue and expense relating to delivery of software, transaction fees and professional services over varying periods, downturns or upturns in sales are not immediately reflected in full in our operating results.

We recognize recurring revenue monthly over the term of our contracts and recognize the majority of our professional services revenue ratably over the contract term or the estimated period of customer benefit, whichever is longer. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated period of customer benefit, whichever is longer. A number of our client arrangements include variable transaction based fees that are dependent on market conditions and our customers’ success in using our software services to transact annual insurance enrollments. The amount of revenue from such arrangements largely occurs in the fourth quarter of each calendar year in conjunction with the traditional annual health insurance renewal cycles of our customers. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

We have recorded a significant amount of goodwill, intangible assets and deferred implementation costs. We may need to record write-downs from future impairments of these assets, which could adversely affect our costs and business operations.

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $31.1 million in goodwill, $8.4 million in other intangible assets and $23.9 million of deferred implementation costs, together representing approximately 71.5% of our total assets as of March 31, 2017. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of March 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows. Likewise, we cannot predict whether any potential tax legislation impacting corporate taxes will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our ability to utilize our net operating loss or other tax credit carryforwards, or on corporate taxes, financial condition or results of operation.

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

As of March 31, 2017, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

In some cases, payment for our software and services is dependent upon the prime contractor getting paid by the government customer. As such, we may not be paid on a timely basis or at all if the prime contractor or other subcontractors have not completed their work.

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

The healthcare and health insurance industries are highly regulated and are subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not clear. In particular, many existing laws and regulations affecting healthcare and health insurance and related benefits or products when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could require us to change our operations or cease using certain datasets, create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of healthcare and health insurance are as follows:

•

Patient Protection and Affordable Care Act. Numerous lawsuits have challenged and continue to challenge the constitutionality and other aspects of PPACA, and regulations and regulatory guidance continue to be issued on various aspects of PPACA. Additionally, the current United States Congress and executive administration may make certain administrative changes to aspects of PPACA or replace it entirely, and such changes, or the uncertainty and instability in the market that may arise from the possibility of such changes, in turn may affect our business. While many of the provisions of PPACA are not directly applicable to us, PPACA, as enacted, affects the business of many of our customers. Our customers have experienced changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges and may experience additional changes if provisions related to PPACA, including Medicaid expansion, are altered as a result of administrative changes or a repeal and replacement of PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of efforts to modify or repeal PPACA, including the market uncertainty and instability that may result from such efforts, on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

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

In March 2010, the Federal government enacted significant reforms to healthcare legislation through the PPACA and the HCERA, which we refer to collectively as Healthcare Reform. In addition, one of the elements of the Budget Control Act of 2011 is the creation of a joint select committee on deficit reduction to develop recommendations, including changes to entitlement programs such as Medicare, to reduce the national debt by at least $1.5 trillion over 10 years. In connection with the United Sates Congress’s failure to agree on a proposal to lower the national deficit, the Budget Control Act mandates automatic cuts to domestic and defense spending, including a significant reduction in Medicare spending. The impact that Healthcare Reform and the Budget Control Act will have on the market for Medicare plans could change the demand for Medicare plans, the way these plans are delivered, or the commissions that health plans pay to us in connection with their sale or otherwise adversely impact us. Likewise, efforts to modify or repeal PPACA, and the resulting uncertainty within the market as such efforts are contemplated, could alter the market for Medicare plans in a manner that adversely affects our business and operations.

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

Our products and services are and are likely to continue to be subject to increasing regulatory requirements in a number of ways. As these requirements proliferate, we must change or adapt our products and services to comply. Changing regulatory requirements might render our services obsolete or might prevent us from pursuing our business objective or developing new services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new product or service types costlier or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become unprofitable or impossible.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet the requirements for continued listing on The Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for trading on The Nasdaq Global Market. In order to maintain our eligibility to trade on The Nasdaq Global Market, we are required to meet specified continued listing requirements, including, among other things, a minimum bid price of $1.00 per share and a minimum market value of our publicly held shares of common stock of at least $15 million. On May 4, 2017, we received a deficiency notice from Nasdaq stating that for the last 30 consecutive business days we had not met The Nasdaq Global Market’s $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(2)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until October 31, 2017, to regain compliance with the continued listing standard. In order to regain compliance, the market value of our publicly held shares of common stock must be $15 million or more for a minimum of ten consecutive business days at any time prior to October 31, 2017. If we fail to regain compliance during this period, our common stock will be subject to delisting by Nasdaq.  We also may be subject to delisting if we fail to maintain compliance with any of the other continued listing requirements for The Nasdaq Global Market, including the requirement that we maintain a minimum bid price of $1.00 per share of common stock.

Although if we fail to satisfy The Nasdaq Global Market’s continued listing requirements, we may be eligible to transfer our listing to The Nasdaq Capital Market, we do not currently qualify for listing on The Nasdaq Capital Market and may not be eligible to do so in the future. Thus, if our common stock is delisted by Nasdaq, we may be required to list our common stock on the OTC Bulletin Board or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of, or obtain accurate quotations as to the market value of, shares of our common stock and could result in a decrease in the trading price of our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.  We may also face other material adverse consequences in such event, such as negative publicity, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may adversely affect our business and results of operations.

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

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Series A Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P. (“Chrysalis”). As of December 31, 2016, Francisco Partners beneficially owned approximately 43% of our outstanding capital stock on an as-converted basis by virtue of its ownership of shares of our Series A Preferred Stock and shares of our common stock it purchased in market transactions. On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock (the “Series B Financing”) pursuant to an Investment Agreement, dated March 10, 2017, by and among the Company, Francisco Partners and Chrysalis.  As a result of that purchase, Francisco Partners owned, as of the closing of the Series B Financing, approximately 56% of our outstanding capital stock on an as-converted basis. Subject to certain protective provisions applicable to our Preferred Stock, shares of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock vote together on an as-converted basis, meaning that Francisco Partners controlled approximately 56% of our voting securities as of March 10, 2017. As of April 14, 2017, Francisco Partners continued to hold approximately 56% of our voting securities on an as-converted basis.

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

Francisco Partners, as the controlling shareholder of both our Series A Preferred Stock and our Series B Preferred Stock, also must consent before we take certain corporate actions, including:

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

In addition, as of April 14, 2017, Chrysalis beneficially owned approximately 11% of our outstanding capital stock on an as-converted basis, which includes shares of our common stock, Series A Preferred Stock and Series B Preferred Stock. Chrysalis has a representative, David A. Jones, Jr., that serves on our Board of Directors as Chairman of the Board of Directors. Collectively, as of April 14, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 69% of our outstanding capital stock on an as-converted basis. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions, which may further discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and may rely on certain of the “controlled company” exemptions from certain Nasdaq corporate governance requirements, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. Francisco Partners currently holds approximately 56% of the voting power of our outstanding securities. As such we are eligible to take advantage of this “controlled company” exemption and have elected to do so. A “controlled company” may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We have taken advantage of certain of these “controlled company” exemptions, particularly with respect the compensation of our officers and the election of director nominees. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements and as a result, our common stock may be less attractive to some investors or otherwise harmed. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Reference is made to the description of our sale and issuance of unregistered shares of Series A Convertible Preferred Stock on May 2, 2016, as previously disclosed in our Current Report on Form 8-K filed on May 4, 2016, and to the description of our sale and issuance of unregistered shares of Series B Convertible Preferred Stock on March 11, 2017, as previously disclosed in our Current Report on Form 8-K filed on March 14, 2017, both of which are incorporated herein by reference.

(b) Use of Proceeds

On March 10, 2017 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $17.5 million. Net of transaction costs, we received proceeds of approximately $16.9 million, of which $16.8 million was available for general corporate purposes. We used approximately $0.6 million to repay our outstanding revolving line of credit balance.

On May 2, 2016 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $52.0 million. Net of transaction costs, we received proceeds of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. The remainder was available for general corporate purposes.

Issuer Purchases of Equity Securities

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended March 31, 2017:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
1/1/17 – 1/31/17	2,860	$1.79
2/1/17 – 2/28/2017	2,277	$2.09
3/1/2017 – 3/31/2017	2,215	$2.01
Total	7,352	$1.95

Payment of Dividends

We have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, covenants under our Credit Facility, limitations imposed by the terms of our Preferred Stock, and other factors that our board of directors may deem relevant. For a discussion of dividends payable upon our Preferred Stock, see Part II, Item 1A. Risk Factors of this Form 10-Q, “—Risks Related to Ownership of Our Common Stock—Our Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Preferred Stock differing from those of our common stockholders.”

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNECTURE, INC.

Date: May 10, 2017	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-36778	3.1	March 14, 2017

3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

4.2	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

4.3	Investor Rights Agreement, dated March 10, 2017, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.3	March 14, 2017

10.1	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2017

10.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated March 10, 2017	8-K	001-36778	10.2	March 14, 2017

10.3	Employment Agreement, effective January 1, 2017, by and between the Registrant and Vincent Estrada	8-K	001-36778	10.1	January 4, 2017

10.4	Letter Agreement, dated March 30, 2017, by and between the Registrant and Mark E. Granville	10-K	001-36778	10.18.3	March 31, 2017

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

101.INS*	XBRL Instance Document

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith