Form 10-Q
period 2017-06-30
CONNECTURE INC
filed 2017-08-10
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 1, 2017, the registrant had 22,877,787 shares of common stock, $0.001 par value per share, issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of June 30, 2017	As of December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,294	$6,208
Accounts receivable	10,086	8,390
Prepaid expenses and other current assets	1,122	1,153
Total current assets	20,502	15,751
PROPERTY AND EQUIPMENT — Net	1,597	1,957
GOODWILL	31,072	31,072
OTHER INTANGIBLE ASSETS — Net	7,594	9,188
DEFERRED IMPLEMENTATION COSTS	23,107	23,257
OTHER ASSETS	1,050	1,263
TOTAL ASSETS	$84,922	$82,488

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,531	$7,387
Accrued payroll and related liabilities	4,091	4,945
Other liabilities	1,607	1,950
Current maturities of debt	2,643	578
Deferred revenue	28,872	31,606
Total current liabilities	42,744	46,466
DEFERRED REVENUE	8,554	9,310
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	29,567	31,944
OTHER LONG-TERM LIABILITIES	345	235
Total liabilities	81,233	87,978

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE PREFERRED STOCK - SERIES A	53,945	51,894
REDEEMABLE PREFERRED STOCK - SERIES B	17,620	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of June 30,
2017 and December 31, 2016, and 22,704,970 and 22,524,655 shares issued
and outstanding as of June 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	100,224	101,985
Accumulated deficit	(167,816)	(159,105)
Treasury stock, at cost	(307)	(287)
Total stockholders’ deficit	(67,876)	(57,384)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$84,922	$82,488

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE	$18,302	$18,729	$36,574	$36,286

COST OF REVENUE	12,514	13,663	23,988	26,016

GROSS MARGIN	5,788	5,066	12,586	10,270

OPERATING EXPENSES:
Research and development	4,238	5,860	8,699	11,364
Sales and marketing	2,444	3,092	4,630	5,430
General and administrative	3,089	3,273	5,918	6,537
Total operating expenses	9,771	12,225	19,247	23,331

LOSS FROM OPERATIONS	(3,983)	(7,159)	(6,661)	(13,061)

OTHER EXPENSES:
Interest expense	842	858	1,565	2,267
Other expense, net	186	1,883	485	1,883
Total other expenses	1,028	2,741	2,050	4,150

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,011)	(9,900)	(8,711)	(17,211)

PROVISION FOR INCOME TAXES	—	—	—	(25)

NET LOSS	$(5,011)	$(9,900)	$(8,711)	$(17,236)

COMPREHENSIVE LOSS	$(5,011)	$(9,900)	$(8,711)	$(17,236)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.30)	$(0.47)	$(0.51)	$(0.81)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,660,108	22,217,696	22,615,406	22,164,984

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

(In thousands, except shares and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2017	22,524,655	$23	$101,985	$(287)	$(159,105)	$(57,384)
Preferred stock dividends, Series A			(2,051)			(2,051)
Preferred stock dividends, Series B			(819)			(819)
Stock-based compensation expense			1,010			1,010
Exercise of stock options and vesting of restricted stock units	193,449		99			99
Treasury stock acquired	(13,134)			(20)		(20)
Net loss					(8,711)	(8,711)
BALANCES — June 30, 2017	22,704,970	$23	$100,224	$(307)	$(167,816)	$(67,876)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred stock dividends, Series A			(650)			(650)
Stock-based compensation expense			1,411			1,411
Exercise of stock options and vesting of restricted stock units	222,127		317			317
Treasury stock acquired	(7,499)			(18)		(18)
Net loss					(17,236)	(17,236)
BALANCES — June 30, 2016	22,277,985	$22	$102,624	$(195)	$(149,807)	$(47,356)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,711)	$(17,236)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,248	2,277
Stock-based compensation expense	1,010	1,411
Interest (payments) accretion on financing obligations	(304)	232
Other financing fees and non-cash adjustments	485	1,883
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,696)	1,529
Prepaid expenses and other assets	(45)	(444)
Deferred implementation costs	150	189
Accounts payable	(1,910)	748
Accrued expenses and other liabilities	(1,111)	(339)
Deferred revenue	(3,490)	(5,718)
Net cash used in operating activities	(13,374)	(15,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(315)	(643)
Business acquisition, net of cash acquired	82	(4,683)
Net cash used in investing activities	(233)	(5,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	3,550
Repayments under revolving line of credit	—	(3,550)
Borrowings of term debt	—	16,156
Repayments of term debt	—	(30,281)
Payment of financing fees	(286)	(1,063)
Proceeds from preferred stock, net	16,924	49,286
Other	55	252
Net cash provided by financing activities	16,693	34,350
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,086	13,556
CASH AND CASH EQUIVALENTS — Beginning of period	6,208	5,424
CASH AND CASH EQUIVALENTS — End of period	$9,294	$18,980
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,870	$2,899
Cash paid for income taxes	$6	$27
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$21	$22
Accrued preferred stock dividends	$2,870	$650
Direct issuance costs in accounts payable and other accrued liabilities	$123	$—

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

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. The following customers accounted for 10% or greater of the Company’s total revenue or total accounts receivable:

	Revenue		Accounts Receivable
Customers	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	As of June 30, 2017	As of December 31, 2016
A	15.1%	10.2%	<10%	12.3%

Preferred Stock Dividends—Given the Company’s accumulated deficit, the Company’s accounting policy is to record the mandatorily payable dividends as a reduction of additional paid-in capital (APIC) with the offset as an increase to redeemable preferred stock on the consolidated balance sheets.

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and six months ended June 30, 2017 and 2016.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. Due to net losses for the three and six months ended June 30, 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities are to adopt the amendments in this update on a prospective basis. The provisions of this update are effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. As the standard simplifies the goodwill impairment test, the Company will adopt this ASU early for fiscal 2017 goodwill testing. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3.	GOING CONCERN

The Company’s primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including debt repayment. For the years ended December 31, 2016 and 2015 net losses from operations were $20,870 and $1,487, respectively, and cash used in operations was $24,469 and $16,192, respectively. Additionally, for the six months ended June 30, 2017 our net loss from operations and our cash used in operations were $6,661 and $13,374, respectively. The Company has taken a number of actions in 2016 and the first half of 2017 that are expected to improve its operating cash flows in order to continue to support its operations and meet its obligations.

The Company has put a greater focus on overall profitability and aligning its cost structure with revenue and customer billings. The Company reduced its headcount to 353 at June 30, 2017, compared to 411 at December 31, 2015. The Company has also consolidated the procurement of outside contract labor resources.

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

In addition, as discussed in Note 9, the Company completed the issuance of a newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $52,000 in May 2016, including net cash proceeds of approximately $49,300 after payment of transaction costs, of which approximately $30,600 was used to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note. In addition, as discussed in Note 8, the Company completed a June 2016 amendment and extension of its existing senior credit facility, resulting in the extension of the facility to June 8, 2021 from January 18, 2018 and increased the term loan funding to $35,000 from approximately $20,000. The funds received were used to fund operating losses, working capital and for other general corporate purposes. In March 2017, the Company completed the issuance of a newly created Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $17,500 less approximately $675 of transaction fees (see Note 9). The Company used $624 of the proceeds to repay the outstanding balance on the Company's senior revolving credit facility, with the remainder of the net proceeds available for general corporate purposes.

The Company also amended its senior credit facility in March 2017 to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, and (ii) revise the EBITDA and Minimum Liquidity covenants (see Note 8). The deferral of the principal repayments provides approximately $2,500 of additional liquidity through December 31, 2017.

The Company’s historical operating results indicate conditions exist that raise uncertainty related to the Company's ability to continue as a going concern. As discussed above, the Company has taken certain actions to mitigate the uncertainty raised by the Company’s historical operating results. However, as a result of the March 10, 2017 amendment described above, the senior credit facility contains a quarterly building EBITDA covenant that requires the Company to achieve a quarterly building EBITDA of negative $3,000 or better for the twelve months ended December 31, 2017 and March 31, 2018, which the Company may not achieve unless certain operating objectives are achieved.  Additionally, the amended senior credit facility contains a minimum liquidity covenant of $1,500 at all times through March 31, 2018, increasing to $15,000 at all times from April 1, 2018 forward. At this time, the Company projects that it will comply with the minimum liquidity covenant through March 31, 2018, but does not anticipate it would achieve compliance with the minimum liquidity covenant beyond March 31, 2018. Accordingly, the Company expects, but cannot assure, that it will satisfy its financial covenants and will have sufficient liquidity to meet obligations as they come due through March 31, 2018, but if the Company is unable to meet or amend the senior credit facility financial covenants, cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from the Company’s investor base or some combination of other actions, all of the Company’s scheduled senior indebtedness of approximately $32,210 at June 30, 2017 would become immediately due and payable. The conditions described above result in substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following issuance of these June 30, 2017 financial statements.

4.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	23,603,276	7,538,889	19,498,521	3,790,270
Restricted Stock Units	—	—	—	—
Stock options	—	144,374	18,016	286,046
Total anti-dilutive common share equivalents	23,603,276	7,683,263	19,516,537	4,076,316

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(5,011)	$(9,900)	$(8,711)	$(17,236)
Less: Preferred stock dividends	(1,701)	(650)	(2,870)	(650)
Net loss attributable to common stock	$(6,712)	$(10,550)	$(11,581)	$(17,886)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,660,108	22,217,696	22,615,406	22,164,984
Net loss per common share, basic and diluted	$(0.30)	$(0.47)	$(0.51)	$(0.81)

5.	CONNECTEDHEALTH ACQUISITION

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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenue	$18,972	$37,256
Net (loss)	(9,947)	(17,909)
Net (loss) per share - basic and diluted	$(0.45)	$(0.81)

The pro forma financial information has been adjusted, where applicable, for: (i) amortization of acquired intangible assets, (ii) additional interest expense on presumed acquisition financing, (iii) the income tax effect of the pro forma adjustments, and (iv) to exclude acquisition related expenses.

The acquisition related expenses were approximately $200 and were recorded in general and administrative expenses.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The Company has no accumulated goodwill impairments as of June 30, 2017. Goodwill consists of following as of June 30, 2017 and December 31, 2016:

Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
$7,732	$—	$14,711	$8,629	$31,072

Other Intangibles Assets—Other intangible assets consist of the following as of June 30, 2017:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,442)	$3,956
Acquired Technology	3-5	12,892	(10,910)	1,982
Trademarks	10	2,800	(1,248)	1,552
Software	3	1,852	(1,748)	104
		$24,942	$(17,348)	$7,594

Other intangible assets consist of the following as of December 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,077)	$4,321
Acquired Technology	3-5	12,892	(9,770)	3,122
Trademarks	10	2,800	(1,108)	1,692
Software	3	1,770	(1,717)	53
		$24,860	$(15,672)	$9,188

Amortization expense for the three months ended June 30, 2017 and 2016 was $841 and $797, respectively, and $1,676 and $1,688 for the six months ended June 30, 2017 and 2016, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2017	$1,700
2018	1,364
2019	1,255
2020	1,240
2021	1,050
Thereafter	985
Total future amortization expense	$7,594

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense was $527 and $451 for the three months ended June 30, 2017 and 2016, respectively, and $1,012 and $887 for the six months ended June 30, 2017 and 2016, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at June 30, 2017 and December 31, 2016.

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

8.	DEBT

Debt consisted of the following at June 30, 2017 and December 31, 2016:

	2017	2016
Senior term loans	$32,192	$31,944
Senior revolving credit facility	18	578
	32,210	32,522
Less: original issue discounts and deferred financing costs	—	—
Less: current maturities of debt	(2,643)	(578)
Long-term debt	$29,567	$31,944

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

On March 10, 2017, the Company amended the Credit Facility (the “March 2017 Amendment”) to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1,313 will resume through March 31, 2021; (ii) replace the EBITDA and Minimum Liquidity covenants with (a) a trailing twelve month EBITDA covenant of negative $12,000 as of December 31, 2016, a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through March 31, 2018, and $15,000 thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind (“PIK”) interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires the Company to achieve at least negative $8,000 for six months ended June 30, 2017, negative $7,250 for the nine months ended September 30, 2017, negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018, and positive $8,000 for the twelve months ended June 30, 2018 and September 30, 2018.

Following the March 2017 Amendment, the Credit Facility provides for up to $500 of revolving credit through the maturity date of the Credit Facility.

The Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of June 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility, as amended on March 10, 2017, and expects to be in compliance through March 31, 2018 (see Note 3).

As of June 30, 2017, the interest rates on our Senior Term Loan and the Senior Revolving Credit Facility were 10.30% and 12.25%, respectively, and include 2.50% PIK interest.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt approximates the carrying value as of June 30, 2017 and approximated $29,000 as of December 31, 2016.

9.	STOCKHOLDERS’ DEFICIT

Common Stock—As of June 30, 2017 and December 31, 2016, the Company has authorized the issuance of 75,000,000 shares of common stock, par value of $0.001 per share.

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

Treasury Stock—As of June 30, 2017, the Company held 114,474 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions

Reserved Shares—As of June 30, 2017, the Company has 1,440,230 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and 149,505 shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan (the “ESPP”).

10.	STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards, including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $521 and $599 for the three months ended June 30, 2017 and 2016, respectively, and $1,010 and $1,411 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, approximately $2,761 of total unrecognized compensation expense related to unvested stock options and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. The maximum contractual term of equity awards is 10 years.

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

Stock Options—A summary of stock option activity for the six months ended June 30, 2017 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,270,701	$3.01
Granted	160,000	$1.73
Exercised	(23,753)	$1.75		$14
Forfeited	(152,270)	$3.47
Outstanding — June 30, 2017	2,254,678	$2.90	6.96	$—
Exercisable — June 30, 2017	1,558,717	$2.77	6.03	$—
Vested and expected to vest — June 30, 2017	2,215,595	$2.90	6.92	$—

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the six months ended June 30, 2017 and 2016 was $0.82 and $1.14, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions used for estimating the fair value of options granted for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Common stock share value	$1.73	$2.89
Expected life (years)	5.56	4.00
Volatility	50.00%	50.00%
Interest rate	2.02%	0.95%
Dividend yield	0.00%	0.00%

The Company currently estimates volatility by using the weighted-average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends on its common stock in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rates used for options granted in the six months ended June 30, 2017 were 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the six months ended June 30, 2017 is presented below:

	Shares	Average Fair Value per Share(c)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	665,496	$4.24
Granted	661,586	$0.98
Vested	(93,449)	$2.72	$131
Forfeited	(9,335)	$11.37
Outstanding — June 30, 2017	1,224,298	$2.54

(c)	Weighted-average grant date fair value

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

Shares purchased under the ESPP totaled 76,247 and 80,420 shares during the six months ended June 30, 2017 and 2016, respectively.

11.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of less than 1.00% for the six months ended June 30, 2017 and 2016, respectively, differs from statutory federal income tax rates primarily due to the valuation allowances that are recorded against the Company’s net operating loss deferred tax assets and current state income taxes.

12.	RELATED PARTIES

On May 2, 2016, Chrysalis Ventures II, L.P. (“Chrysalis”), a holder of more than 5% of the Company’s outstanding common stock as of May 2, 2016, purchased $2,000 of the Preferred Stock offered in the transaction discussed in Note 9. A member of the Company’s board of directors is the chairman of the general partner of Chrysalis Ventures II, L.P.

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

The Company paid $153 and $305 of administrative fees to Humana, Inc. in connection with the administration of the Company’s employee health benefits plan for the three and six months ended June 30, 2016, respectively. The Company’s chairman of the board of directors is a member of the Humana, Inc. board of directors.

13.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Enterprise/Commercial	$8,360	$11,365	$17,539	$21,774
Enterprise/State	1,191	887	1,972	1,668
Medicare	6,031	4,456	11,761	8,906
Private Exchange	2,720	2,021	5,302	3,938
Consolidated revenue	$18,302	$18,729	$36,574	$36,286

Gross margin by segment:
Enterprise/Commercial	$931	$2,272	$3,313	$4,186
Enterprise/State	884	134	1,347	322
Medicare	4,278	2,726	8,254	5,551
Private Exchange	(305)	(66)	(328)	211
Consolidated gross margin	$5,788	$5,066	$12,586	$10,270

Consolidated operating expenses:
Research and development	$4,238	$5,860	$8,699	$11,364
Sales and marketing	2,444	3,092	4,630	5,430
General and administrative	3,089	3,273	5,918	6,537
Total consolidated operating expenses	$9,771	$12,225	$19,247	$23,331

Consolidated loss from operations	$(3,983)	$(7,159)	$(6,661)	$(13,061)

Depreciation and amortization by segment:
Enterprise/Commercial	$156	$165	$301	$326
Enterprise/State	1	8	1	17
Medicare	645	644	1,286	1,288
Private Exchange	275	214	562	448
Corporate	52	61	98	198
Consolidated depreciation and amortization	$1,129	$1,092	$2,248	$2,277

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

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except share and per share amounts)
Revenue	$18,302	$18,729	$36,574	$36,286
Cost of Revenue (1)	12,514	13,663	23,988	26,016
Gross Margin	5,788	5,066	12,586	10,270

Operating Expenses:
Research and Development (1)	4,238	5,860	8,699	11,364
Sales and Marketing (1)	2,444	3,092	4,630	5,430
General and Administrative (1)	3,089	3,273	5,918	6,537
Total Operating Expenses	9,771	12,225	19,247	23,331

Loss from Operations	(3,983)	(7,159)	(6,661)	(13,061)
Other Expenses:
Interest Expense	842	858	1,565	2,267
Other Expense, net	186	1,883	485	1,883
Loss before Income Taxes	(5,011)	(9,900)	(8,711)	(17,211)
Income Tax Provision	—	—	—	(25)
Net Loss	$(5,011)	$(9,900)	$(8,711)	$(17,236)
Net loss per common share - basic and diluted	$(0.30)	$(0.47)	$(0.51)	$(0.81)
Weighted Average Common Shares Outstanding - basic and diluted	22,660,108	22,217,696	22,615,406	22,164,984
Other Financial Data:
Adjusted gross margin	6,893	6,174	14,806	12,481
Adjusted EBITDA	(2,333)	(5,468)	(3,403)	(9,373)

(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of Revenue	$129	$187	$258	$349
Research and Development	50	56	99	243
Sales and Marketing	23	79	63	195
General and Administrative	319	277	590	624

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our software solution is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the fixed amount of our customer agreements that we have not yet billed, which was approximately $95.0 million and $86.7 million as of June 30, 2017 and December 31, 2016, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2016 revenue, the customers that can terminate their contract for convenience upon written notice represented $35.2 million, or 37.0% of our Contracted Backlog balance as of June 30, 2017, of which one Medicare segment customer represents approximately $9.0 million, or 9.5%, of our Contracted Backlog balance due to the recent renewal of a multiple year contract.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of June 30, 2017 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2017	$30.0
2018	28.4
2019	17.7
2020	16.3
Thereafter	2.6
TOTAL	$95.0

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there was one customer as of June 30, 2017 and 2016). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended June 30, 2017 and 2016, our Software Revenue Retention Rate was greater than 91%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$5,788	$5,066	$12,586	$10,270
Depreciation and amortization	976	921	1,962	1,862
Stock-based compensation expense	129	187	258	349
Adjusted Gross Margin	$6,893	$6,174	$14,806	$12,481

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(5,011)	$(9,900)	$(8,711)	$(17,236)
Depreciation and amortization	1,129	1,092	2,248	2,277
Interest expense	842	858	1,565	2,267
Other expense, net	186	1,883	485	1,883
Income tax provision	—	—	—	25
Stock-based compensation expense	521	599	1,010	1,411
Total Net Adjustments	$2,678	$4,432	$5,308	$7,863
Adjusted EBITDA	$(2,333)	$(5,468)	$(3,403)	$(9,373)

Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$14,241	77.8%	$12,761	68.1%	$1,480	11.6%
Professional services	3,911	21.4%	5,869	31.3%	(1,958)	(33.4%)
Other	150	0.8%	99	0.5%	51	51.5%
Total revenue	$18,302	100.0%	$18,729	100.0%	$(427)	(2.3%)

The increase in software services revenue was primarily attributable to a $1.8 million increase in revenue from our Medicare software solutions, as well as a $0.5 million increase from new Private Exchange customers, which included $0.3 million of revenue in the three months ended June 30, 2017 from software solutions acquired in our June 2016 acquisition of ConnectedHealth. These increases were partially offset by a $1.1 million reduction in revenue from Enterprise/Commercial software solutions. The decrease in professional services revenue was primarily attributable to a $1.9 million decrease in the recognition of previously deferred revenue related to pre-2016 Enterprise/Commercial software implementations where certain customers made a renewal decision in the last twelve months and renewed without incurring similar upfront implementation professional services or did not renew.

Segment Revenue

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$8,360	45.7%	$11,365	60.7%	$(3,005)	(26.4%)
Enterprise/State	1,191	6.5%	887	4.7%	304	34.3%
Medicare	6,031	33.0%	4,456	23.8%	1,575	35.3%
Private Exchange	2,720	14.8%	2,021	10.8%	699	34.6%
Total Revenue	$18,302	100.0%	$18,729	100.0%	$(427)	(2.3%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to a $1.1 million decrease in software services and a $1.9 million decrease in the recognition of previously deferred revenue related to pre-2016 software implementations where certain customers made a renewal decision in the last twelve months and either renewed without incurring similar upfront implementation professional services or did not renew.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in both the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions. The increase in revenue in our Private Exchange segment included $0.4 million of revenue in the three months ended June 30, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Our Enterprise/State revenue reflects incremental effort related to the wind down of our software services for the sole remaining customer.  We anticipate future efforts and revenue from this customer will cease in the first quarter of 2018.

Cost of Revenue

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$12,514	68.4%	$13,663	73.0%	$(1,149)	(8.4%)

The decrease in cost of revenue was primarily attributable to a $1.2 million decrease in personnel-related and contractor costs supporting implemented solutions and a $0.3 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $0.3 million increase in facility, third-party hosting and other expenses incurred to support current and anticipated customer growth, particularly in our Private Exchange segment, which includes costs to support the software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Segment Gross Margins

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$931	11.1%	$2,272	20.0%	$(1,341)	(59.0%)
Enterprise/State	884	74.2%	134	15.1%	750	559.7%
Medicare	4,278	70.9%	2,726	61.2%	1,552	56.9%
Private Exchange	(305)	(11.2%)	(66)	(3.3%)	(239)	362.1%
Total Gross Margin	$5,788	31.6%	$5,066	27.0%	$722	14.3%

The decrease in Enterprise/Commercial gross margin was driven primarily by the $3.0 million decrease in revenue and a $0.3 million decrease in the recognition of previously deferred software implementation costs, partially offset by improved alignment and operating leverage of the ongoing delivery costs, which included a $1.3 million decrease in personnel-related and contractor costs supporting implemented solutions.

The increase in Enterprise/State gross margin was driven primarily by an increase in revenue attributable to certain one-time wind down arrangements with the sole remaining customer.

The increase in Medicare gross margin was attributed to a $1.6 million increase in revenue primarily related to an increase in the number of health plans and broker customers using our platform and the volume of variable usage fee transactions processed through our software solutions. We were able to increase revenue on a relatively constant cost of revenue basis.

The decrease in Private Exchange gross margin was driven primarily by a $0.9 million increase in cost of revenue, partially offset by a $0.7 million increase in revenue. The increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions, including $0.4 million from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth LLC.

Research and Development

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$4,238	23.2%	$5,860	31.3%	$(1,622)	(27.7%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related costs as compared to the three months ended June 30, 2016 from workforce rationalization and optimization efforts in late 2016 and early 2017. The expense reductions are intended to better align resources around initiatives that are core to our long-term growth strategy.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of annual revenue.

Sales and Marketing

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$2,444	13.4%	$3,092	16.5%	$(648)	(21.0%)

The decrease in sales and marketing expense was primarily attributable to a reduction in personnel-related costs, inclusive of discrete costs in the comparative 2016 period related to the end of service by our former Executive Vice President of Sales and Marketing in the three months ended June 30, 2016.

General and Administrative

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,089	16.9%	$3,273	17.5%	$(184)	(5.6%)

The decrease in general and administrative expense was primarily attributable to a $0.5 million decrease in professional fees including $0.1 million related to our June 2016 acquisition of ConnectedHealth, partially offset by an increase in personnel-related costs, inclusive of share based compensation.

Interest Expense

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$842	4.6%	$858	4.6%	$(16)	(1.9%)

The decrease in interest expense was primarily attributable to a lower average debt balance during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, partially offset by higher weighted average cost of debt on our outstanding borrowings. The decrease in our average debt balance was primarily attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes.

Other Expense, Net

	Three Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$186	1.0%	$1,883	10.1%	$(1,697)	(90.1%	)

The decrease in Other expense, net was primarily due to a $0.6 million breakage fee and the $0.5 million recognition of original issue discounts and deferred financing costs triggered by the early extinguishment of the THL Note in the comparative three months ended June 30, 2016. Additionally, the comparative 2016 period includes $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our Wells Fargo bank credit facility in the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$28,705	78.5%	$25,677	70.8%	$3,028	11.8%
Professional services	7,329	20.0%	10,383	28.6%	(3,054)	(29.4%)
Other	540	1.5%	226	0.6%	314	138.9%
Total revenue	$36,574	100.0%	$36,286	100.0%	$288	0.8%

The increase in software services revenue was primarily attributable to a $3.2 million increase in revenue from our Medicare software solutions, a $1.0 million increase from our Private Exchange software solutions and a $0.3 million increase from our Enterprise/State segment, partially offset by a $1.5 million decrease from our Enterprise/Commercial software solutions.  The increases in software services revenue in our Medicare and Private Exchange segments were primarily attributable to incremental revenue from implemented new customer solutions and existing customers, transaction volume based revenue, and cross-sell and up-sell activity.  The decrease in Enterprise/Commercial revenue was primarily attributable to a year-over-year reduction of installed customer solutions and related production support.

The decrease in professional services revenue was primarily attributable to the recognition of previously deferred revenue related to pre-2016 software implementations where certain customers made a renewal decision in the last twelve months and renewed without incurring similar upfront implementation professional services or did not renew.

As a percent of total revenue, software services was higher and professional services was lower, respectively, as compared to the six months ended June 30, 2016, primarily due to the impact of having less recognition of previously deferred upfront implementation professional services revenue in our Enterprise/Commercial segment than in the six months ended June 30, 2017.

Segment Revenue

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$17,539	48.0%	$21,774	60.0%	$(4,235)	(19.4%)
Enterprise/State	1,972	5.4%	1,668	4.6%	304	18.2%
Medicare	11,761	32.2%	8,906	24.5%	2,855	32.1%
Private Exchange	5,302	14.4%	3,938	10.9%	1,364	34.6%
Total Revenue	$36,574	100.0%	$36,286	100.0%	$288	0.8%

The decrease in our Enterprise/Commercial revenue was primarily attributable to a $1.5 million decrease in software services and a $2.8 million decrease in the recognition of previously deferred revenue related to pre-2016 software implementations where certain customers made a renewal decision in the last twelve months and either renewed without incurring similar upfront implementation professional services or did not renew.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in both the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions. The increase in revenue in our Private Exchange segment included $0.7 million of revenue in the six months ended June 30, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Our Enterprise/State reflects incremental effort related to the wind down of our software services for the one remaining customer. We anticipate future efforts and revenue from this customer will cease in 2017.

Cost of Revenue

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$23,988	65.6%	$26,016	71.7%	$(2,028)	(7.8%)

The decrease in cost of revenue was primarily attributable to a $2.4 million decrease in personnel-related and contractor costs supporting implemented solutions and a $0.6 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $1.0 million increase in facility, third-party hosting and other expenses incurred to support current and anticipated customer growth, particularly in our Private Exchange segment, which includes costs to support the software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Segment Gross Margins

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$3,313	18.9%	$4,186	19.2%	$(873)	(20.9%)
Enterprise/State	1,347	68.3%	322	19.3%	1,025	318.3%
Medicare	8,254	70.2%	5,551	62.3%	2,703	48.7%
Private Exchange	(328)	(6.2%)	211	5.4%	(539)	(255.5%)
Total Gross Margin	$12,586	34.4%	$10,270	28.3%	$2,316	22.6%

The decrease in Enterprise/Commercial gross margin was driven by the $4.2 million decrease in revenue, partially offset by a $3.4 million decrease in cost of revenue. The decrease in cost of revenue is primarily attributed to a $0.5 million decrease in the recognition of previously deferred software implementation costs, improved alignment and operating leverage of delivery costs, and a decrease in the support costs incurred during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 for certain Enterprise/Commercial customers.

The increase in Enterprise/State gross margin was driven by an increase in revenue attributable to certain one-time wind down arrangements with the sole remaining customer.

The increase in Medicare gross margin was attributable to a $2.9 million increase in revenue primarily related to both an increase in the number of health plans and broker customers using our platform, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions, partially offset by a $0.2 million increase in cost of revenue primarily related to personnel related costs to support the increased customers.

The decrease in Private Exchange gross margin was driven primarily by a $1.9 million increase in cost of revenue, partially offset by a $1.4 million increase in revenue. The increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions, including $0.7 million from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth LLC.

Research and Development

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$8,699	23.8%	$11,364	31.3%	$(2,665)	(23.5%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related costs as compared to the six months ended June 30, 2016 from workforce rationalization and optimization efforts in late 2016. The expense reductions are intended to better align resources around initiatives that are core to our long-term growth strategy.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline over time to our long-term target of under twenty percent of annual revenue.

Sales and Marketing

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$4,630	12.7%	$5,430	15.0%	$(800)	(14.7%)

The decrease in sales and marketing expense was primarily attributable to a reduction in personnel-related costs, inclusive of a reduction in share-based and incentive compensation, and inclusive of discrete costs in the comparative 2016 period related to the end of service by our former Executive Vice President of Sales and Marketing in the six months ended June 30, 2016.

General and Administrative

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$5,918	16.2%	$6,537	18.0%	$(619)	(9.5%)

The decrease in general and administrative expense was primarily attributable to a decrease in professional fees, including $0.1 million of expense incurred in the six months ended June 30, 2016 related to our June 2016 acquisition of ConnectedHealth.

Interest Expense

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$1,565	4.3%	$2,267	6.2%	$(702)	(31.0%)

The decrease in interest expense was primarily attributable to a lower average debt balance during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in our interest expense is primarily attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016 $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes.

Other Expense, Net

	Six Months Ended June 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$485	1.3%	$1,883	5.2%	$(1,398)	(74.2%	)

The decrease in Other expense, net was primarily due to a $0.6 million breakage fee and the $0.5 million recognition of original issue discounts and deferred financing costs triggered by the early extinguishment of the THL Note in the comparative six months ended June 30, 2016.  Additionally, the comparative 2016 period includes $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility in the six months ended June 30, 2016. This decrease was partially offset by the recognition of current and previously deferred financing costs triggered by the March 10, 2017 amendment of our bank credit facility.

Liquidity and Capital Resources

Sources of Liquidity

Our primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including to develop new technologies, make investments in or acquisitions of other businesses, solutions or technologies, and to repay portions of outstanding borrowings and interest on such borrowings. We have funded our operations primarily through cash from operating activities, debt borrowings, and the issuance of common and convertible preferred stock. As of June 30, 2017, we had cash and cash equivalents of $9.3 million.

For the years ended December 31, 2016 and 2015 our net losses from operations were $20.9 million and $1.5 million, respectively, and cash used in operations was $24.5 million and $16.2 million, respectively. Additionally, for the six months ended June 30, 2017 our net loss from operations and our cash used in operations were $8.7 million and $13.4 million, respectively.

In light of our financial results, we have taken a number of actions that are expected to improve our cash flows in order to support our operations and meet our obligations, including the following:

•

We have put a greater focus on our overall profitability and aligning our cost structure with revenue and customer billings. We reduced our headcount to 353 at June 30, 2017, compared to 411 at December 31, 2015. We also consolidated the procurement of outside contract labor resources to reduce our cost of delivery;

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

Our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern. As discussed above, we have taken certain actions to mitigate the uncertainty raised by our historical operating results. However, our amended senior credit facility contains a quarterly building EBITDA covenant that requires achievement of negative $3.0 million or better for the twelve months ended December 31, 2017 and March 31, 2018, which we may not achieve unless certain operating objectives are achieved.  Additionally, the amended senior credit facility contains a minimum liquidity covenant of $1.5 million at all times through March 31, 2018, increasing to $15.0 million at all times from April 1, 2018 forward. At this time, we project that we will comply with the minimum liquidity covenant through March 31, 2018, but do not anticipate that we will achieve compliance beyond March 31, 2018.

Accordingly, while we expect, but cannot assure, that we will satisfy our financial covenants and have sufficient liquidity to meet obligations as they come due through March 31, 2018, if we are unable to meet or amend the senior credit facility covenants as outlined in our March 10, 2017 amendment, or if we cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from our investor base or some combination of other actions, all of our scheduled senior indebtedness of approximately $32.2 million at June 30, 2017 would become immediately payable. These conditions result in the substantial doubt about our ability to continue as a going concern for the twelve-month period following issuance of these June 30, 2017 financial statements.

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

The quarterly building EBITDA covenant, as defined in the March 2017 Amendment, requires that we achieve at least negative $8.0 million for six months ended June 30, 2017, negative $7.3 million for the nine months ended September 30, 2017 and negative $3.0 million for twelve months ended December 31, 2017 and March 31, 2018, respectively. As of June 30, 2017, we were in compliance with the financial covenants under the Amended Credit Facility, as amended on March 10, 2017.

Subordinated Loans

The following table summarizes the principal balances of our outstanding borrowings as of June 30, 2017:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$18
Credit Facility: Term loans	32,192
$32,210

Cash Flows

Our cash flows were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(13,374)	$(15,468)
Investing activities	(233)	(5,326)
Financing activities	16,693	34,350
Net increase in cash and cash equivalents	$3,086	$13,556

Operating Activities

For the six months ended June 30, 2017, our net cash and cash equivalents used in operating activities of $13.4 million consisted of a net loss of $8.7 million and $8.1 million of cash used by changes in working capital, partially offset by $3.4 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $3.5 million, a $1.9 million decrease in accounts payable, a $1.7 million increase in accounts receivable and a $1.1 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we are currently recognizing revenue as the contractual obligations are complete and software service usage periods have begun. The increase in accounts receivable is primarily attributable to billings associated with certain customer renewals, ongoing production support, and variable fee transactions. The decrease in accounts payable and accrued expenses and other liabilities reflects the timing of payments to certain vendors and payment of severance benefits accrued at December 31, 2016.

For the six months ended June 30, 2016, our net cash and cash equivalents used in operating activities of $15.5 million consisted of a net loss of $17.2 million and $4.0 million of cash used by changes in working capital, partially offset by $5.8 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $5.7 million, partially offset by a $1.5 million decrease in accounts receivable and a $0.7 million increase in accounts payable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, on which we recognize revenue as the contractual obligations are complete and software service usage periods have begun. For the six months ended June 30, 2016, we received less cash from upfront implementation services billings than in prior periods, which was largely attributed to a reduction in the amount of ongoing Enterprise/Commercial segment implementation efforts and having one remaining Enterprise/State customer as of June 30, 2016. The decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

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

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $0.2 million and consisted of $0.3 million of purchases of property and equipment, partially offset by $0.1 million of cash received for a working capital adjustment from the acquisition of ConnectedHealth, LLC.

For the six months ended June 30, 2016, net cash used in investing activities was $5.3 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired. The remainder of the $0.6 million consisted of the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2017, net cash provided by financing activities was $16.7 million, consisting primarily of $16.9 million net proceeds from our March 10, 2017 preferred stock offering, partially offset by other net financing activities.

For the six months ended June 30, 2016, net cash used in financing activities was $34.4 million, consisting primarily of the $49.3 million net proceeds from our May 2, 2016 preferred stock offering and $16.2 million of term debt borrowings under our Amended Credit Facility, partially offset by the $30.0 million repayment of the THL Note and payment of $1.1 million of financing fees.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had a standby letter of credit totaling $0.2 million as security for rented office space.

Critical Accounting Policies and Significant Judgments and Estimates

During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was amended and restated in June 2016, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of June 30, 2017, we had total borrowings of $32.2 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings as of June 30, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $26.5 million and $7.3 million in 2016 and 2015, respectively. Additionally, for the six months ended June 30, 2017, our net loss was $8.7 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not return or be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future. Information on our going concern and management’s plan to continue to support its operations and meet its obligations is included in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The market for health insurance in the United States is rapidly evolving and volatile, which makes it difficult to forecast adoption rates and demand for our solutions, and could have a material adverse effect on our business and results of operations.

The market for health insurance in the United States is rapidly evolving and volatile. Accordingly, our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands and trends in this market. The market for health insurance sales automation software is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand and market acceptance. The volatility and rapidly evolving nature of the market in which we operate, as well as other factors that are beyond our control, reduces our ability to accurately evaluate our long-term outlook and forecast annual performance.

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

A reduction or slowdown in demand for health insurance sales automation software caused by shifts in the marketplace, regulatory requirements, lack of acceptance, technological challenges, and competing solutions, or as a result of individuals, brokers, or health plans determining that other distribution channels for health insurance are superior to ours, would have a material adverse effect on our business, future growth, results of operations and financial condition.

Our history of incurring substantial levels of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

We have a history of incurring substantial amounts of indebtedness. As of June 30, 2017, our total indebtedness was $32.2 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, including the requirement that the holders of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”)

consent before we incur any additional indebtedness outside of the ordinary course of business, could have important adverse consequences. For example, it could:

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

We have experienced quarterly fluctuations, and expect to continue to experience quarterly fluctuations, in our operating results, including cash flows from operations, due to a number of factors, including the seasonality of our revenue, the sales and implementation cycles for our products and services, dependence on variable customer usage and transaction volumes, and other factors, that make our future results difficult to predict and could cause our operating results to fall below expectations.

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

Our operating results have varied in the past. In addition to the other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly operating results include:

•	the timing and amount of cash payments received from the delivery of our software solutions;
•	our increasing dependency on transaction volumes to generate variable usage and commission revenue;
•	the extent to which our products and services achieve or maintain market acceptance;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	our ability to hire and retain qualified personnel, including our sales force;
•	changes in the legislative and regulatory environment related to benefits and healthcare;
•	regulatory compliance costs;
•	the timing, size and ability to successfully integrate potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

Moreover, software as complex as ours has in the past contained, and may in the future contain, or develop, undetected defects or errors. Material performance problems or defects in our products and services might arise in the future. Errors might result from the interface of our services with legacy systems and data, which we did not develop and the function of which is outside of our control. Defects or errors might arise in our existing or new software or service processes. Because changes in health plan and legal requirements and practices relating to health insurance are frequent, we must continuously monitor for defects and errors in our software and service processes compared against these requirements and practices. Any failure by us to identify and address defects and errors could result in loss of enrollment by our customers, loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development and other resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our product or service processes might discourage existing or potential customers from purchasing services from us. Correcting defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability might be substantial and could adversely affect our operating results.

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

We currently serve our customers from several data centers and hosting providers in different locations. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. We may have to, or choose to, transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, telecommunications failure;
•	fire, flood, hurricane or other natural disasters, civil unrest, war and/or terrorism, and other force majeure events outside our control;
•	communications failures;
•	software and hardware errors, failures and crashes in or own systems and in other systems;
•	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•	other potential interruptions.

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

Our products and services involve the collection, processing, storage and transmission of customers’ and consumers’ confidential information, which may include sensitive individually identifiable information that is subject to stringent statutory and regulatory obligations. Because of the sensitivity of this information, security features of our software and applications are very important. From time to time we may detect vulnerabilities in our systems, which, even if they do not result in a security breach, may reduce customer confidence and require substantial resources to address. If our security measures or those of our third-party service providers are breached or fail and/or are bypassed as a result of third-party action, employee error, malfeasance, or otherwise, someone might be able to obtain unauthorized access to our customers’ confidential information and/or sensitive customer data. As a result, our reputation could be damaged, our business might suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation efforts to prevent future occurrences.

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $31.1 million in goodwill, $7.6 million in other intangible assets and $23.1 million of deferred implementation costs, together representing approximately 72.7% of our total assets as of June 30, 2017. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of June 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows. Likewise, we cannot predict whether any potential tax legislation impacting corporate taxes will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our ability to utilize our net operating loss or other tax credit carryforwards, or on corporate taxes, financial condition or results of operation.

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

As of June 30, 2017, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

The healthcare and health insurance industries are highly regulated and are subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not always clear. In particular, many existing laws and regulations affecting healthcare and health insurance and related benefits or products when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could require us to change our operations or cease using certain datasets, create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of healthcare and health insurance are as follows:

•

Patient Protection and Affordable Care Act. The current United States Congress and executive administration may make changes to aspects of the PPACA or replace it entirely, and such changes, or the uncertainty and instability in the market that may arise from the possibility of such changes, in turn may affect our business. Additionally, numerous lawsuits have challenged and continue to challenge the constitutionality and other aspects of the PPACA, and regulations and regulatory guidance continue to be issued or modified on various aspects of the PPACA. While many of the provisions of the PPACA are not directly applicable to us, the PPACA, as enacted, affects the business of many of our customers. Our customers have experienced changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges and may experience additional changes if provisions related to the PPACA, including Medicaid expansion, are altered as a result of administrative changes or a repeal and replacement of the PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of efforts to modify or repeal the PPACA, including the market uncertainty and instability that may result from such efforts, on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

•

HIPAA and Other Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of personal health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, established privacy and security standards, or Privacy Standards and Security Standards, that limit the use and disclosure of individually identifiable health information, and require the implementation of administrative, physical, and technological safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Health plans, healthcare clearinghouses, and most providers are considered by the HIPAA regulations to be “Covered Entities.” With respect to our operations, we are a Business Associate of our health plan customers and we are directly subject to the privacy and security regulations established under HIPAA. We enter into written Business Associate Agreements with our health plan customers, under which we are required to safeguard individually identifiable health information and comply with restrictions how we may use and disclose such information. Effective February 2010, the American Recovery and Reinvestment Act of 2009, or ARRA, and effective March 2013, the HIPAA Omnibus Final Rules extended the direct application of certain provisions of the Privacy Standards and Security Standards to Business Associates. ARRA and the HIPAA Omnibus Final Rule also subject Business Associates to direct oversight and audit by the HHS.

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

As a result of these laws, regulations and guidelines, we have altered, and will need to continue to alter, our business operations and procedures to comply with these changing requirements. Though our health plan customers remain responsible to comply with CMS requirements, we operate as an FDR, in support of our customers. Changes to the laws, regulations and guidelines relating to Medicare plans, the scope of their application to our business, their interpretation by regulators or our health plan customers, or the manner in which they are enforced could be incompatible with our business model. As a result, our business could be slowed or we could be prevented from operating portions of our business altogether, either of which would materially harm our results of operations and financial condition, particularly if this occurred during the Medicare annual enrollment period, which is when the vast majority of Medicare plans are sold.

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

In March 2010, the Federal government enacted significant reforms to healthcare legislation through the PPACA and the HCERA, which we refer to collectively as Healthcare Reform. In addition, one of the elements of the Budget Control Act of 2011 is the creation of a joint select committee on deficit reduction to develop recommendations, including changes to entitlement programs such as Medicare, to reduce the national debt by at least $1.5 trillion over 10 years. In connection with the United States Congress’s failure to agree on a proposal to lower the national deficit, the Budget Control Act mandates automatic cuts to domestic and defense spending, including a significant reduction in Medicare spending. The impact that Healthcare Reform and the Budget Control Act will have on the market for Medicare plans could change the demand for Medicare plans, the way these plans are delivered, or the commissions that health plans pay to us in connection with their sale or otherwise adversely impact us. Likewise, efforts to modify or repeal PPACA, and the resulting uncertainty within the market as such efforts are contemplated, could alter the market for Medicare plans in a manner that adversely affects our business and operations.

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

Our common stock is currently listed for trading on The Nasdaq Global Market. In order to maintain our eligibility to trade on The Nasdaq Global Market, we are required to meet specified continued listing requirements, including, among other things, a minimum bid price of $1.00 per share and a minimum market value of our publicly held shares of common stock of at least $15 million. On May 4, 2017, we received a deficiency notice from Nasdaq stating that for the last 30 consecutive business days we had not met The Nasdaq Global Market’s $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(2)(C). As provided in the Nasdaq rules, we have 180 calendar days, or until October 31, 2017, to regain compliance with that continued listing standard. In order to regain compliance, the market value of our publicly held shares of common stock must be $15 million or more for a minimum of ten consecutive business days at any time prior to October 31, 2017. In addition, on May 30, 2017, we received a deficiency notice from Nasdaq stating that based upon the closing bid price of our common stock for the previous 30 consecutive business days, we no longer met the continued listing requirement of maintaining a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1).  As provided in the Nasdaq rules, we have 180 calendar days, or until November 27, 2017, to regain compliance with that continued listing standard. In order to regain compliance, the closing bid price of our common stock on The Nasdaq Global Market must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period.  If we fail to regain compliance with either of these continued listing standards during the applicable cure periods, our common stock will be subject to delisting by Nasdaq.

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

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Series A Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P. (“Chrysalis”). As of December 31, 2016, Francisco Partners beneficially owned approximately 43% of our outstanding capital stock on an as-converted basis by virtue of its ownership of shares of our Series A Preferred Stock and shares of our common stock it purchased in market transactions. On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock (the “Series B Financing”) pursuant to an Investment Agreement, dated March 10, 2017, by and among the Company, Francisco Partners and Chrysalis.  As a result of that purchase, Francisco Partners owned, as of the closing of the Series B Financing, approximately 56% of our outstanding capital stock on an as-converted basis. Subject to certain protective provisions applicable to our Preferred Stock, shares of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock vote together on an as-converted basis, meaning that Francisco Partners controlled approximately 56% of our voting securities as of March 10, 2017. As of June 30, 2017, Francisco Partners held approximately 57% of our voting securities on an as-converted basis.

In addition, under the terms of the Investor Rights Agreement entered into with Francisco Partners in connection with the closing of the Series B Financing, for so long as Francisco Partners owns at least 10% of the aggregate shares of our Series B Preferred Stock, Series A Preferred Stock and common stock that it held as of March 10, 2017, it can: (i) for so long as it holds at least 5% of our aggregate outstanding securities (on an as-converted basis), designate a proportionate share of our Board of Directors based upon its percentage ownership of our outstanding securities on an as-converted basis, rounded up to the nearest whole director, which designees are entitled to serve on each committee of the Board, subject to applicable legal and Nasdaq requirements, and (ii) if no director designated by Francisco Partners is serving on the Board, designate one Board observer. As of the closing of the Series B Financing, Francisco Partners had one designee serving on our Board of Directors and one vacancy existed, which vacancy will be filled by Francisco Partners.

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

In addition, as of June 30, 2017, Chrysalis beneficially owned approximately 11% of our outstanding capital stock on an as-converted basis, which includes shares of our common stock, Series A Preferred Stock and Series B Preferred Stock. Chrysalis has a representative, David A. Jones, Jr., that serves on our Board of Directors as Chairman of the Board of Directors. Collectively, as of June 30, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 69% of our outstanding capital stock on an as-converted basis. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions, which may further discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for, and may rely on certain of the “controlled company” exemptions from certain Nasdaq corporate governance requirements, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements. Francisco Partners currently holds approximately 57% of the voting power of our outstanding securities. As such we are eligible to take advantage of this “controlled company” exemption and have elected to do so. A “controlled company” may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors, (ii) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended by a majority of the independent directors or by a nominating committee composed solely of independent directors. We have taken advantage of certain of these “controlled company” exemptions, particularly with respect the compensation of our officers and the election of director nominees. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements and as a result, our common stock may be less attractive to some investors or otherwise harmed. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Issuer Purchases of Equity Securities

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended June 30, 2017:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
4/1/2017 – 4/30/2017	1,890	$1.03
5/1/2017 – 5/31/2017	1,946	$0.85
6/1/2017 – 6/30/2017	1,946	$0.82
Total	5,782	$0.90

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

CONNECTURE, INC.

Date: August 10, 2017	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-36778	3.1	March 14, 2017

3.4	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

4.2	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

4.3	Investor Rights Agreement, dated March 10, 2017, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.3	March 14, 2017

10.1	Independent Contractor Consulting Agreement between the Registrant and Kraig J. McEwen, dated May 10, 2017	8-K	001-36778	10.1	May 12, 2017

10.2	Retention Compensation Plan	8-K	001-36778	10.1	July 21, 2017

10.3.1	Form of Bonus Agreement (Principal Executive Officer and Principal Financial Officer)	8-K	001-36778	10.2.1	July 21, 2017

10.3.2	Form of Bonus Agreement (All Other Participants)	8-K	001-36778	10.2.2	July 21, 2017

10.4	Separation Pay Agreement between the Registrant and Jeffery A. Surges, dated July 21, 2017	8-K	001-36778	10.3	July 21, 2017

10.5	Separation Pay Agreement between the Registrant and Vincent E. Estrada, dated July 21, 2017	8-K	001-36778	10.4	July 21, 2017

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith