Form 10-Q
period 2017-09-30
CONNECTURE INC
filed 2017-11-13
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 1, 2017, the registrant had 23,024,635 shares of common stock, $0.001 par value per share, issued and outstanding.

CONNECTURE, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share information)

	As of September 30, 2017	As of December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,711	$6,208
Accounts receivable	8,637	8,390
Prepaid expenses and other current assets	1,242	1,153
Total current assets	20,590	15,751
PROPERTY AND EQUIPMENT — Net	1,334	1,957
GOODWILL	31,072	31,072
OTHER INTANGIBLE ASSETS — Net	6,755	9,188
DEFERRED IMPLEMENTATION COSTS	24,687	23,257
OTHER ASSETS	1,034	1,263
TOTAL ASSETS	$85,472	$82,488

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,547	$7,387
Accrued payroll and related liabilities	3,987	4,945
Other liabilities	1,413	1,950
Current maturities of debt	3,938	578
Deferred revenue	29,151	31,606
Total current liabilities	44,036	46,466
DEFERRED REVENUE	8,441	9,310
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	28,464	31,944
OTHER LONG-TERM LIABILITIES	448	235
Total liabilities	81,412	87,978

COMMITMENTS AND CONTINGENCIES (Note 7)
REDEEMABLE PREFERRED STOCK - SERIES A	55,016	51,894
REDEEMABLE PREFERRED STOCK - SERIES B	18,312	—

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of September 30,
2017 and December 31, 2016, and 22,886,255 and 22,524,655 shares issued
and outstanding as of September 30, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	99,016	101,985
Accumulated deficit	(167,987)	(159,105)
Treasury stock, at cost	(320)	(287)
Total stockholders’ deficit	(69,268)	(57,384)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$85,472	$82,488

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

(In thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE	$20,533	$24,729	$57,107	$61,015

COST OF REVENUE	10,779	15,891	34,767	41,907

GROSS MARGIN	9,754	8,838	22,340	19,108

OPERATING EXPENSES:
Research and development	3,900	5,824	12,599	17,188
Sales and marketing	1,990	2,446	6,620	7,876
General and administrative	3,139	3,079	9,057	9,616
Total operating expenses	9,029	11,349	28,276	34,680

INCOME (LOSS) FROM OPERATIONS	725	(2,511)	(5,936)	(15,572)

OTHER EXPENSES:
Interest expense	872	584	2,437	2,851
Other expense, net	24	56	509	1,939
Total other expenses	896	640	2,946	4,790

LOSS BEFORE INCOME TAXES	(171)	(3,151)	(8,882)	(20,362)

INCOME TAX BENEFIT	—	85	—	60

NET LOSS	$(171)	$(3,066)	$(8,882)	$(20,302)

COMPREHENSIVE LOSS	$(171)	$(3,066)	$(8,882)	$(20,302)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.08)	$(0.18)	$(0.60)	$(0.99)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,878,477	22,343,142	22,704,060	22,224,804

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

(In thousands, except shares and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2017	22,524,655	$23	$101,985	$(287)	$(159,105)	$(57,384)
Preferred stock dividends, Series A			(3,122)			(3,122)
Preferred stock dividends, Series B			(1,511)			(1,511)
Stock-based compensation expense			1,565			1,565
Exercise of stock options and vesting of restricted stock units	395,493		99			99
Treasury stock acquired	(33,893)			(33)		(33)
Net loss					(8,882)	(8,882)
BALANCES — September 30, 2017	22,886,255	$23	$99,016	$(320)	$(167,987)	$(69,268)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — January 1, 2016	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred stock dividends, Series A			(1,632)			(1,632)
Stock-based compensation expense			2,109			2,109
Exercise of stock options and vesting of restricted stock units	307,329		319			319
Treasury stock acquired	(25,922)			(63)		(63)
Net loss					(20,302)	(20,302)
BALANCES — September 30, 2016	22,344,764	$22	$102,342	$(240)	$(152,873)	$(50,749)

The accompanying notes to the condensed consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,882)	$(20,302)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,334	3,456
Stock-based compensation expense	1,641	2,109
Interest (payments) accretion on financing obligations	(112)	854
Other financing fees and non-cash adjustments	485	1,856
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(247)	435
Prepaid expenses and other assets	(133)	(560)
Deferred implementation costs	(1,430)	1,437
Accounts payable	(1,822)	1,352
Accrued expenses and other liabilities	(1,338)	(101)
Deferred revenue	(3,324)	(7,701)
Net cash used in operating activities	(11,828)	(17,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(315)	(670)
Business acquisition, net of cash acquired	82	(4,683)
Net cash used in investing activities	(233)	(5,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	3,550
Repayments under revolving line of credit	—	(3,550)
Borrowings of term debt	—	16,156
Repayments of term debt	—	(30,718)
Payment of financing fees	(286)	(1,123)
Proceeds from preferred stock, net	16,815	49,280
Other	35	192
Net cash provided by financing activities	16,564	33,787
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,503	11,269
CASH AND CASH EQUIVALENTS — Beginning of period	6,208	5,424
CASH AND CASH EQUIVALENTS — End of period	$10,711	$16,693
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,522	$2,931
Cash paid for income taxes	$24	$31
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$—	$293
Accrued preferred stock dividends	$4,633	$1,632
Direct issuance costs in accounts payable and other accrued liabilities	$14	$—

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

Interim Unaudited Condensed Consolidated Financial Information—The accompanying unaudited consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. The following customers accounted for 10% or greater of the Company’s total revenue or total accounts receivable:

	Revenue		Accounts Receivable
Customers	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	As of September 30, 2017	As of December 31, 2016
A	15.2%	<10%	<10%	12.3%
B	<10%	<10%	11.3%	<10%
C	<10%	15.7%	<10%	<10%

Preferred Stock Dividends—Given the Company’s accumulated deficit, the Company’s accounting policy is to record the mandatorily payable dividends as a reduction of additional paid-in capital (APIC) with the offset as an increase to redeemable preferred stock on the consolidated balance sheets.

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

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

Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. Due to net losses for the three and nine months ended September 30, 2017, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company for interim periods during the fiscal year ended December 31, 2019; early adoption is permitted. The Company has established a team that is currently analyzing customer contracts and assessing the accounting impact that this standard will have on its consolidated financial statements.

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

The Company’s primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including debt repayment. For the years ended December 31, 2016 and 2015, net losses from operations were $20,870 and $1,487, respectively, and cash used in operations was $24,469 and $16,192, respectively. Additionally, for the nine months ended September 30, 2017, net loss from operations and cash used in operations were $5,936 and $11,828, respectively. The Company has taken a number of actions in 2016 and the first nine months of 2017 that are expected to improve its operating cash flows in order to continue to support its operations and meet its obligations.

The Company has put a greater focus on overall profitability and aligning its cost structure with revenue and customer billings. The Company reduced its headcount to 339 at September 30, 2017, compared to 411 at December 31, 2015. The Company has also consolidated the procurement of outside contract labor resources.

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

The Company’s historical operating results indicate conditions exist that raise uncertainty related to the Company's ability to continue as a going concern. As discussed above, the Company has taken certain actions to mitigate the uncertainty raised by the Company’s historical operating results. However, as a result of the March 10, 2017 amendment described above, the senior credit facility contains a quarterly building EBITDA covenant that requires the Company to achieve a quarterly building EBITDA of negative $3,000 or better for the twelve months ended December 31, 2017 and March 31, 2018, which the Company may not achieve unless certain operating objectives are achieved.  Additionally, the amended senior credit facility contains a minimum liquidity covenant of $1,500 at all times through March 31, 2018, increasing to $15,000 at all times from April 1, 2018 forward. At this time, the Company projects that it will comply with the minimum liquidity covenant through December 31, 2017, but unless certain operating objectives are achieved the Company may not achieve compliance with the minimum liquidity covenant beyond December 31, 2017. Accordingly, the Company expects, but cannot assure, that it will satisfy its financial covenants through December 31, 2017.  If the Company is unable to meet or amend the senior credit facility financial covenants, cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from the Company’s investor base or some combination of other actions, all of the Company’s scheduled senior indebtedness of approximately $32,402 at September 30, 2017 would become immediately due and payable. The conditions described above result in substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following issuance of these September 30, 2017 financial statements.

4.	NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	24,224,171	11,809,081	21,091,047	6,492,580
Restricted Stock Units	46,558	—	—	—
Stock options	—	113,084	10,653	226,377
Total anti-dilutive common share equivalents	24,270,729	11,922,165	21,101,700	6,718,957

Basic and diluted net loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(171)	$(3,066)	$(8,882)	$(20,302)
Less: Preferred stock dividends	(1,763)	(982)	(4,633)	(1,632)
Net loss attributable to common stock	$(1,934)	$(4,048)	$(13,515)	$(21,934)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,878,477	22,343,142	22,704,060	22,224,804
Net loss per common share, basic and diluted	$(0.08)	$(0.18)	$(0.60)	$(0.99)

5.	CONNECTEDHEALTH ACQUISITION

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenue	$24,729	$61,985
Net (loss)	(3,066)	(20,975)
Net (loss) per share - basic and diluted	$(0.18)	$(1.02)

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

Goodwill—The Company has no accumulated goodwill impairments as of September 30, 2017. Goodwill consists of following as of September 30, 2017 and December 31, 2016:

Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
$7,732	$—	$14,711	$8,629	$31,072

Other Intangibles Assets—Other intangible assets consist of the following as of September 30, 2017:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,625)	$3,773
Acquired Technology	3-5	12,892	(11,480)	1,412
Trademarks	10	2,800	(1,318)	1,482
Software	3	1,852	(1,764)	88
		$24,942	$(18,187)	$6,755

Other intangible assets consist of the following as of December 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,077)	$4,321
Acquired Technology	3-5	12,892	(9,770)	3,122
Trademarks	10	2,800	(1,108)	1,692
Software	3	1,770	(1,717)	53
		$24,860	$(15,672)	$9,188

Amortization expense for the three months ended September 30, 2017 and 2016 was $839 and $871, respectively, and $2,515 and $2,559 for the nine months ended September 30, 2017 and 2016, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
Remainder of 2017	$858
2018	1,364
2019	1,255
2020	1,240
2021	1,050
Thereafter	988
Total future amortization expense	$6,755

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense was $495 and $436 for the three months ended September 30, 2017 and 2016, respectively, and $1,507 and $1,323 for the nine months ended September 30, 2017 and 2016, respectively.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 at September 30, 2017 and December 31, 2016. This letter of credit will expire in the fourth quarter of 2017.

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

8.	DEBT

Debt consisted of the following at September 30, 2017 and December 31, 2016:

	2017	2016
Senior term loans	$32,402	$31,944
Senior revolving credit facility	—	578
	32,402	32,522
Less: original issue discounts and deferred financing costs	—	—
Less: current maturities of debt	(3,938)	(578)
Long-term debt	$28,464	$31,944

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

On March 10, 2017, the Company amended the Credit Facility (the “March 2017 Amendment”) to, among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1,313 will resume through March 31, 2021; (ii) replace the EBITDA and Minimum Liquidity covenants with (a) a trailing twelve month EBITDA covenant of negative $12,000 as of December 31, 2016, a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through March 31, 2018, and $15,000 thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind (“PIK”) interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires the Company to achieve at least negative $7,250 for the nine months ended September 30, 2017, negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018, and positive $8,000 for the twelve months ended June 30, 2018 and September 30, 2018.

Following the March 2017 Amendment, the Credit Facility provides for up to $500 of revolving credit through the maturity date of the Credit Facility.

The Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of September 30, 2017, the Company was in compliance with the financial covenants under the Credit Facility, as amended on March 10, 2017.

As of September 30, 2017, the interest rates on our Senior Term Loan and the Senior Revolving Credit Facility were 10.30% and 12.25%, respectively, and include 2.50% PIK interest.

Based on rates for instruments with comparable maturities and credit quality, the estimated fair value of the Company’s total debt approximates the carrying value as of September 30, 2017 and approximated $29,000 as of December 31, 2016.

9.	STOCKHOLDERS’ DEFICIT

Common Stock—As of September 30, 2017 and December 31, 2016, the Company has authorized the issuance of 75,000,000 shares of common stock, par value of $0.001 per share.

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

Treasury Stock—As of September 30, 2017, the Company held 135,233 shares of common stock, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions.

Reserved Shares—As of September 30, 2017, the Company has 957,749 shares of common stock reserved for issuance in connection with the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and 149,505 shares of common stock reserved for issuance under the 2014 Employee Stock Purchase Plan.

10.	STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards, including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $631 and $698 for the three months ended September 30, 2017 and 2016, respectively, and $1,641 and $2,109 for the nine months ended September 30, 2017 and 2016, respectively. A portion of the stock-based compensation expense recognized in the three months ended September 30, 2017 includes a liability award for a fixed monetary amount that can be settled in a variable number of shares at the earliest of five years following the July 2017 grant date or upon certain events outside the Company’s control (the “Liability Award”).”

As of September 30, 2017, total unrecognized compensation expense of $4,601 related to unvested stock options and restricted stock unit awards is expected to be recognized over the remaining vesting periods of approximately 3 years. Of that amount, approximately $1,800 relates to the Liability Award. The maximum contractual term of equity awards is 10 years.

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

Stock Options—A summary of stock option activity for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	2,270,701	$3.01
Granted	160,000	$1.73
Exercised	(23,753)	$1.75		$14
Forfeited	(913,436)	$2.25
Outstanding — September 30, 2017	1,493,512	$3.36	7.56	$—
Exercisable — September 30, 2017	953,621	$3.54	6.85	$—
Vested and expected to vest — September 30, 2017	1,466,700	$3.37	7.53	$—

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the nine months ended September 30, 2017 and 2016 was $0.82 and $1.14, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The following are weighted average assumptions used for estimating the fair value of options granted for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
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

The forfeiture rates used for options granted in the nine months ended September 30, 2017 were 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the nine months ended September 30, 2017 is presented below:

	Shares	Average Fair Value per Share(c)	Aggregate Intrinsic Value
Outstanding — January 1, 2017	665,496	$4.24
Granted	1,911,586	$0.72
Vested	(295,493)	$3.37	$256
Forfeited	(15,688)	$11.37
Outstanding — September 30, 2017	2,265,901	$1.33

(c)

Weighted-average grant date fair value. The fair value of a portion of the RSUs granted during 2017 includes a liquidity discount of 18.0% to reflect post-vesting transfer restrictions of up to 4 years.

The grant date fair value of the RSUs is based on the closing price of the underlying shares on the date of grant, after taking into account any liquidity discount for any applicable post-vesting transfer restrictions. The Company recognizes the grant date fair value of the RSUs that are expected to vest on a straight-line basis over the period of vesting, which is generally three years from the date of grant. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

11.	INCOME TAXES

The Company’s effective tax (provision)/benefit rate of less than 3.00% for the three and nine months ended September 30, 2017 and 2016 differs from statutory federal income tax rates primarily due to the valuation allowances that are recorded against the Company’s net operating loss deferred tax assets and current state income taxes.

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

The Company paid $107 and $412 of administrative fees to Humana, Inc. in connection with the administration of the Company’s employee health benefits plan for the three and nine months ended September 30, 2016, respectively. The Company’s chairman of the Board of Directors is a member of the Humana, Inc. board of directors.

13.	SEGMENTS OF BUSINESS

The Company is organized into four reportable segments, which are based on software and service offerings. Unallocated corporate expenses and assets that are not considered when evaluating segment performance are grouped with Corporate in the following segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from external customers by segment:
Enterprise/Commercial	$13,125	$17,012	$30,664	$38,786
Enterprise/State	87	940	2,059	2,608
Medicare	4,871	4,587	16,632	13,493
Private Exchange	2,450	2,190	7,752	6,128
Consolidated revenue	$20,533	$24,729	$57,107	$61,015

Gross margin by segment:
Enterprise/Commercial	$7,369	$5,857	$10,682	$10,043
Enterprise/State	62	532	1,409	854
Medicare	2,797	2,681	11,051	8,232
Private Exchange	(474)	(232)	(802)	(21)
Consolidated gross margin	$9,754	$8,838	$22,340	$19,108

Consolidated operating expenses:
Research and development	$3,900	$5,824	$12,599	$17,188
Sales and marketing	1,990	2,446	6,620	7,876
General and administrative	3,139	3,079	9,057	9,616
Total consolidated operating expenses	$9,029	$11,349	$28,276	$34,680

Consolidated income (loss) from operations	$725	$(2,511)	$(5,936)	$(15,572)

Depreciation and amortization by segment:
Enterprise/Commercial	$122	$171	$423	$497
Enterprise/State	—	2	1	19
Medicare	639	646	1,925	1,934
Private Exchange	265	295	827	743
Corporate	60	65	158	263
Consolidated depreciation and amortization	$1,086	$1,179	$3,334	$3,456

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

Results of Operations

Condensed Consolidated Statements of Operations Data

The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands, except share and per share amounts)
Revenue	$20,533	$24,729	$57,107	$61,015
Cost of Revenue (1)	10,779	15,891	34,767	41,907
Gross Margin	9,754	8,838	22,340	19,108

Operating Expenses:
Research and Development (1)	3,900	5,824	12,599	17,188
Sales and Marketing (1)	1,990	2,446	6,620	7,876
General and Administrative (1)	3,139	3,079	9,057	9,616
Total Operating Expenses	9,029	11,349	28,276	34,680

Income (Loss) from Operations	725	(2,511)	(5,936)	(15,572)
Other Expenses:
Interest Expense	872	584	2,437	2,851
Other Expense, net	24	56	509	1,939
Loss before Income Taxes	(171)	(3,151)	(8,882)	(20,362)
Income Tax Benefit	—	85	—	60
Net Loss	$(171)	$(3,066)	$(8,882)	$(20,302)
Net loss per common share - basic and diluted	$(0.08)	$(0.18)	$(0.60)	$(0.99)
Weighted Average Common Shares Outstanding - basic and diluted	22,878,477	22,343,142	22,704,060	22,224,804
Other Financial Data:
Adjusted gross margin	10,832	10,052	25,638	22,533
Adjusted EBITDA	2,442	(634)	(961)	(10,007)

(1)Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of Revenue	$119	$210	$377	$559
Research and Development	53	117	152	360
Sales and Marketing	52	30	115	225
General and Administrative	407	341	997	965

 Key Financial and Operating Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and project our future performance. These metrics help us develop and refine our growth strategies and make strategic decisions. We discuss consolidated revenue, gross margin and the components of operating income/(loss), as well as segment revenue and components of segment gross margin, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operating Results.” In addition, we utilize other key metrics as described below.

Contracted Backlog

We believe the balance of contracted future billings, or Contracted Backlog, is an important indicator of the economic health of our business, as it provides an important source of visibility into our future sources of revenue.

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customers is a negotiated term and thus varies among our software contracts. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our software solution is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the fixed amount of our customer agreements that we have not yet billed, which was approximately $84.7 million and $86.7 million as of September 30, 2017 and December 31, 2016, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2016 revenue, the customers that can terminate their contract for convenience upon written notice represented $33.3 million, or 39.3% of our Contracted Backlog balance as of September 30, 2017, of which one Medicare segment customer represents approximately $8.2 million, or 9.7%, of our Contracted Backlog balance.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete. Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer. As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill in the current year. Based on our current implementation forecasts, we expect to fulfill our total Contracted Backlog as of September 30, 2017 over the following years:

Year ending December 31	Millions of Dollars
Remainder of 2017	$13.8
2018	32.4
2019	18.1
2020	17.8
Thereafter	2.6
TOTAL	$84.7

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our growth strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our remaining Enterprise/State customer as of September 30, 2017 and 2016). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period. For the trailing twelve months ended September 30, 2017 and 2016, our Software Revenue Retention Rate was greater than 92%.

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

We have included adjusted gross margin and adjusted EBITDA in this filing because they are key measures used by our management and Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. We believe the exclusion of non-cash charges such as depreciation, amortization and stock-based compensation from adjusted EBITDA and adjusted gross margin allows us to have insight into the core operating performance of our business. The amount of such expenses in any specific period may not directly correlate with the underlying performance of our business operations during the period and such expenses can vary significantly between periods. The use of adjusted EBITDA and adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude from these non-GAAP financial measures and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Additionally, securities analysts use a measure similar to adjusted EBITDA and adjusted gross margin as supplemental measures to evaluate the overall operating performance and comparison of companies. Accordingly, we believe that adjusted gross margin and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$9,754	$8,838	$22,340	$19,108
Depreciation and amortization	959	1,004	2,921	2,866
Stock-based compensation expense	119	210	377	559
Adjusted Gross Margin	$10,832	$10,052	$25,638	$22,533

Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(171)	$(3,066)	$(8,882)	$(20,302)
Depreciation and amortization	1,086	1,179	3,334	3,456
Interest expense	872	584	2,437	2,851
Other expense, net	24	56	509	1,939
Income tax benefit	—	(85)	—	(60)
Stock-based compensation expense	631	698	1,641	2,109
Total Net Adjustments	$2,613	$2,432	$7,921	$10,295
Adjusted EBITDA	$2,442	$(634)	$(961)	$(10,007)

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$17,242	84.0%	$16,037	64.9%	$1,205	7.5%
Professional services	3,149	15.3%	8,524	34.5%	(5,375)	(63.1%)
Other	142	0.7%	168	0.6%	(26)	(15.5%)
Total revenue	$20,533	100.0%	$24,729	100.0%	$(4,196)	(17.0%)

The increase in software services revenue was primarily attributable to a $1.3 million increase in revenue from our Enterprise/Commercial software solutions, as well as a $0.4 million increase in revenue from our Medicare and Private Exchange customers. These increases were partially offset by a $0.5 million reduction in revenue from Enterprise/State software services with our one remaining customer. The decrease in professional services revenue was primarily due to the inclusion of $5.0 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers, which did not repeat in the three months ended September 30, 2017.

Segment Revenue

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$13,125	63.9%	$17,012	68.8%	$(3,887)	(22.8%)
Enterprise/State	87	0.4%	940	3.8%	(853)	(90.7%)
Medicare	4,871	23.7%	4,587	18.5%	284	6.2%
Private Exchange	2,450	12.0%	2,190	8.9%	260	11.9%
Total Revenue	$20,533	100.0%	$24,729	100.0%	$(4,196)	(17.0%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to the inclusion of $5.0 million of professional services revenue in the comparable period related to the satisfaction of contractual obligations with certain customers, which did not repeat in the three months ended September 30, 2017.  The decrease was partially offset by a $1.3 million increase in software services resulting from a net increase in production support services with existing customers.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in both the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, DrugCompare.

Our Enterprise/State revenue reflects the impact of the wind down of our software services for the sole remaining customer.  We anticipate future efforts and revenue from this customer will cease in the first quarter of 2018.

Cost of Revenue

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$10,779	52.5%	$15,891	64.3%	$(5,112)	(32.2%)

The decrease in cost of revenue was primarily attributable to a $2.7 million decrease in personnel-related and contractor costs supporting implemented solutions due, in part, to our cost alignment initiatives, and a $2.7 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $0.3 million increase in facility, third-party hosting and other expenses incurred to support current and anticipated customer growth.

Segment Gross Margins

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$7,369	56.1%	$5,857	34.4%	$1,512	25.8%
Enterprise/State	62	71.3%	532	56.6%	(470)	(88.3%)
Medicare	2,797	57.4%	2,681	58.4%	116	4.3%
Private Exchange	(474)	(19.3%)	(232)	(10.6%)	(242)	104.3%
Total Gross Margin	$9,754	47.5%	$8,838	35.7%	$916	10.4%

The increase in Enterprise/Commercial gross margin was driven primarily by the improved alignment and operating leverage of ongoing delivery costs, which included a $2.9 million decrease in personnel-related and contractor costs supporting implemented solutions and a $2.5 million decrease in the recognition of previously deferred costs due primarily to the satisfaction of contractual obligations with certain Enterprise/Commercial customers in the three months ended September 30, 2016, which did not repeat in the three months ended September 30, 2017. These decreases in cost of revenue were partially offset by a $3.9 million decrease in revenue in this segment.

The decrease in Enterprise/State gross margin was driven primarily by a decrease in revenue attributable to the wind down arrangements with the sole remaining customer.

The increase in Medicare gross margin was attributed to a $0.3 million increase in revenue primarily related to an increase in the number of health plans and broker customers using our platform and improved operating leverage of ongoing delivery costs.

The decrease in Private Exchange gross margin was driven primarily by a $0.5 million increase in cost of revenue, partially offset by a $0.3 million increase in revenue. The increase in cost of revenue was primarily attributable to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions.

Research and Development

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$3,900	19.0%	$5,824	23.6%	$(1,924)	(33.0%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related and third-party contractor costs from workforce rationalization and optimization efforts in late 2016 and continuing into 2017. The expense reductions are intended to better align resources around initiatives that are core to our long-term growth strategy.

While we expect to continue our research and development investment in new software solutions and functionality, we believe that, over time, such expense will approximate our long-term target of less than twenty percent of annual revenue.

Sales and Marketing

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$1,990	9.7%	$2,446	9.9%	$(456)	(18.6%)

The decrease in sales and marketing expense was primarily attributable to a reduction in personnel-related costs, inclusive of commissions, which decreased due to timing and mix of commission sales.

General and Administrative

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$3,139	15.3%	$3,079	12.5%	$60	1.9%

As reflected in the relatively constant dollar amount of our general and administrative expense, our management structure and public company cost structure remained relatively constant during the three months ended September 30, 2017 as compared to the comparable period.

Interest Expense

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$872	4.2%	$584	2.4%	$288	49.3%

The increase in interest expense was primarily attributable to a higher weighted average cost of debt on our outstanding borrowings due to our efforts to increase near-term liquidity through the March 2017 amendment of our senior credit facility.

Other Expense, Net

	Three Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$24	0.1%	$56	0.2%	$(32)	(57.1%	)

Other expense, net includes financing costs related to our senior credit facility.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$45,947	80.5%	$41,714	68.4%	$4,233	10.1%
Professional services	10,478	18.3%	18,907	31.0%	(8,429)	(44.6%)
Other	682	1.2%	394	0.6%	288	73.1%
Total revenue	$57,107	100.0%	$61,015	100.0%	$(3,908)	(6.4%)

The increase in software services revenue was primarily attributable to a $3.5 million increase in revenue from our Medicare software solutions and a $1.1 million increase from our Private Exchange software solutions, partially offset by a $0.4 million decrease from our Enterprise/State and Enterprise/Commercial software solutions.  The increases in software services revenue in our Medicare and Private Exchange segments were primarily attributable to incremental revenue from implemented new customer solutions and existing customers, as well as incremental transaction volume based revenue.

The decrease in professional services revenue was primarily attributable to the inclusion of $5.0 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the nine months ended September 30, 2017, along with a decrease in professional services revenue attributable to the recognition of previously deferred revenue related to pre-2016 software implementations where certain customers made a renewal decision in the last twelve months and either renewed without incurring similar upfront implementation professional services, or did not renew.

As a percent of total revenue, software services was higher and professional services was lower, respectively, as compared to the nine months ended September 30, 2016, primarily due to the impact of having less recognition of previously deferred upfront implementation professional services revenue in our Enterprise/Commercial segment than in the nine months ended September 30, 2017.

Segment Revenue

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$30,664	53.7%	$38,786	63.6%	$(8,122)	(20.9%)
Enterprise/State	2,059	3.6%	2,608	4.3%	(549)	(21.1%)
Medicare	16,632	29.1%	13,493	22.1%	3,139	23.3%
Private Exchange	7,752	13.6%	6,128	10.0%	1,624	26.5%
Total Revenue	$57,107	100.0%	$61,015	100.0%	$(3,908)	(6.4%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to an $8.0 million decrease in professional services revenue. The decrease in professional services revenue was primarily attributable to the inclusion of $5.0 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the nine months ended September 30, 2017, along with the scheduled conclusion of amortization and recognition of previously deferred upfront software implementation revenue on certain customers.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in both the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions. The increase in revenue in our Private Exchange segment included an incremental $0.8 million of revenue in the nine months ended September 30, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Our Enterprise/State revenue reflects the impact of the wind down of our software services for the sole remaining customer.  We anticipate future efforts and revenue from this customer will cease in the first quarter of 2018.

Cost of Revenue

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$34,767	60.9%	$41,907	68.7%	$(7,140)	(17.0%)

The decrease in cost of revenue was primarily attributable to a $5.0 million decrease in personnel-related and contractor costs supporting implemented solutions due, in part, to our cost alignment initiatives, as well as a $3.3 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $1.2 million increase in facility, third-party hosting and other expenses incurred to support current and anticipated customer growth, particularly in our Private Exchange segment, which includes costs to support the software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Segment Gross Margins

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$10,682	34.8%	$10,043	25.9%	$639	6.4%
Enterprise/State	1,409	68.4%	854	32.7%	555	65.0%
Medicare	11,051	66.4%	8,232	61.0%	2,819	34.2%
Private Exchange	(802)	(10.3%)	(21)	(0.3%)	(781)	3,719.0%
Total Gross Margin	$22,340	39.1%	$19,108	31.3%	$3,232	16.9%

The increase in Enterprise/Commercial gross margin was driven by the $8.7 million decrease in cost of revenue, partially offset by a $8.1 million decrease in revenue. The decrease in cost of revenue is primarily attributed to a $3.0 million decrease in the recognition of previously deferred software implementation costs, improved alignment and operating leverage of delivery costs, and a decrease in the support costs incurred during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 for certain Enterprise/Commercial customers. The decrease in revenue was primarily due to the inclusion of $5.0 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the nine months ended September 30, 2017, along with the scheduled conclusion of amortization and recognition of previously deferred upfront software implementation revenue for certain customers.

The increase in Enterprise/State gross margin was driven by certain one-time wind down arrangements with the sole remaining customer.

The increase in Medicare gross margin was attributable to a $3.1 million increase in revenue primarily related to both an increase in the number of health plans and broker customers using our platform, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions, partially offset by a $0.3 million increase in cost of revenue primarily related to infrastructure and hosting delivery costs to support the increased customers.

The decrease in Private Exchange gross margin was attributable to a $2.4 million increase in cost of revenue, partially offset by a $1.6 million increase in revenue. The increase in cost of revenue was primarily due to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions.

Research and Development

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$12,599	22.1%	$17,188	28.2%	$(4,589)	(26.7%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related costs as compared to the nine months ended September 30, 2016 from workforce rationalization and optimization efforts in late 2016 and continuing into 2017. The expense reductions are intended to better align resources around initiatives that are core to our long-term growth strategy.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline, over time, to our long-term target of less than twenty percent of annual revenue.

Sales and Marketing

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$6,620	11.6%	$7,876	12.9%	$(1,256)	(15.9%)

The decrease in sales and marketing expense was primarily attributable to a $0.9 million reduction in personnel-related costs, inclusive of a reduction in share-based and incentive compensation, and the discrete costs in the comparative 2016 period related to the end of service by our former Executive Vice President of Sales and Marketing in the nine months ended September 30, 2016.

General and Administrative

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$9,057	15.9%	$9,616	15.8%	$(559)	(5.8%)

The decrease in general and administrative expense was primarily attributable to a decrease in professional fees, including $0.2 million of expense incurred in the nine months ended September 30, 2016 related to our June 2016 acquisition of ConnectedHealth.

Interest Expense

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$2,437	4.3%	$2,851	4.7%	$(414)	(14.5%)

The decrease in interest expense was primarily attributable to a lower average debt balance during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our interest expense is primarily due to our efforts to increase our balance sheet liquidity through our $52.0 million preferred stock offering and repayment of $30.0 million of subordinated notes in May 2016.

Other Expense, Net

	Nine Months Ended September 30,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense, net	$509	0.9%	$1,939	3.2%	$(1,430)	(73.7%	)

The decrease in Other expense, net was primarily due to the inclusion of a $0.6 million breakage fee and the $0.5 million recognition of original issue discounts and deferred financing costs triggered by the early extinguishment of the THL Note in the nine months ended September 30, 2016.  Additionally, the comparative 2016 period includes $0.4 million of refinancing fees and the recognition of $0.4 million of previously deferred financing costs triggered by the amendment of our bank credit facility in the nine months ended September 30, 2016. These decreases were partially offset by the recognition of current and previously deferred financing costs in the nine months ended September 30, 2017 triggered by the March 10, 2017 amendment of our bank credit facility.

Liquidity and Capital Resources

Sources of Liquidity

Our primary need for liquidity is to fund anticipated net operating losses, working capital requirements, capital expenditures and for general corporate purposes, including to develop new technologies, make investments in or acquisitions of other businesses, solutions or technologies, and to repay portions of outstanding borrowings and interest on such borrowings. We have funded our operations primarily through cash from operating activities, debt borrowings, and the issuance of common and convertible preferred stock. As of September 30, 2017, we had cash and cash equivalents of $10.7 million.

For the years ended December 31, 2016 and 2015 our net losses from operations were $20.9 million and $1.5 million, respectively, and cash used in operations was $24.5 million and $16.2 million, respectively. Additionally, for the nine months ended September 30, 2017 our net loss from operations and our cash used in operations were $5.9 million and $11.8 million, respectively.

In light of our financial results, we have taken a number of actions that are expected to improve our cash flows in order to support our operations and meet our obligations, including the following:

•

We have put a greater focus on our overall profitability and aligning our cost structure with revenue and customer billings. We reduced our headcount to 339 at September 30, 2017, compared to 411 at December 31, 2015. We also consolidated the procurement of outside contract labor resources to reduce our cost of delivery;

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

•

On January 1, 2017, we hired a new Chief Financial Officer to bring additional financial and operational experience to our company. Under our new Chief Financial Officer’s leadership, we have continued to evaluate and reduce headcount and eliminate certain other expenditures to better align resources with the 2017 operating plan. Between the cost reduction actions taken in 2016 and those taken or planned to be taken in 2017, we expect to decrease our total cost structure and reduce the annual cash used in operations by at least $15.0 million from 2016 levels. In addition, we have also taken steps to evaluate and improve the pricing of our software solutions and services. We believe that, collectively, these steps are necessary to improve our future financial performance;

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

Our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern. As discussed above, we have taken certain actions to mitigate the uncertainty raised by our historical operating results. However, our amended senior credit facility contains a quarterly building EBITDA covenant that requires achievement of negative $3.0 million or better for the twelve months ended December 31, 2017 and March 31, 2018, which we may not achieve unless certain operating objectives are achieved.  Additionally, the amended senior credit facility contains a minimum liquidity covenant of $1.5 million at all times through March 31, 2018, increasing to $15.0 million at all times from April 1, 2018 forward. At this time, we project that we will comply with the minimum liquidity covenant through December 31, 2017, but unless certain operating objectives are achieved, we many not achieve compliance beyond December 31, 2017.

Accordingly, we expect, but cannot assure, that we will satisfy our financial covenants through December 31, 2017.  If we are unable to meet or amend the senior credit facility covenants as outlined in our March 10, 2017 amendment, or if we cannot generate sufficient additional liquidity through the mechanisms described above or through additional support from our investor base or some combination of other actions, all of our scheduled senior indebtedness of approximately $32.4 million at September 30, 2017 would become immediately payable. These conditions result in the substantial doubt about our ability to continue as a going concern for the twelve-month period following issuance of these September 30, 2017 financial statements.

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

On March 10, 2017, we amended the Amended Credit Facility (the “March 2017 Amendment”), to, among other things (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1.3 million will resume through March 31, 2021; (ii) replace the existing covenants with (a) a trailing twelve month EBITDA covenant of negative $12.0 million as of December 31, 2016 and a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA covenant from March 31, 2018 forward, each as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1.5 million at all times from March 1, 2017 through March 31, 2018, and $15.0 million thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which will increase the outstanding principal balance of the Senior Term Loan. Following the March 2017 Amendment, the Amended Credit Facility provides for up to $0.5 million of revolving credit through the maturity date of the Amended Credit Facility.

The quarterly building EBITDA covenant, as defined in the March 2017 Amendment, requires that we achieve at least negative $7.3 million for the nine months ended September 30, 2017 and negative $3.0 million for twelve months ended December 31, 2017 and March 31, 2018, respectively. As of September 30, 2017, we were in compliance with the financial covenants under the Amended Credit Facility, as amended on March 10, 2017.

Subordinated Loans

The following table summarizes the principal balances of our outstanding borrowings as of September 30, 2017:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$—
Credit Facility: Term loans	32,402
$32,402

Cash Flows

Our cash flows were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(11,828)	$(17,165)
Investing activities	(233)	(5,353)
Financing activities	16,564	33,787
Net increase in cash and cash equivalents	$4,503	$11,269

Operating Activities

For the nine months ended September 30, 2017, our cash flows from operating activities improved by $5.3 million compared to the nine months ended September 30, 2016, primarily due to our cost alignment efforts in 2016 and ongoing in 2017 to improve operating leverage of delivery costs and product development. For the nine months ended September 30, 2017, our net cash and cash equivalents used in operating activities of $11.8 million consisted of a net loss of $8.9 million and $8.3 million of cash used by changes in working capital, partially offset by $5.3 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $3.3 million, a $1.8 million decrease in accounts payable, a $1.4 million increase in deferred implementation costs and a $1.3 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, which we recognize as revenue when the contractual obligations are complete and software service usage periods have begun. The increase in deferred implementation costs was primarily attributable to implementation efforts for certain new customer and existing customer add-on software solutions. The decrease in accounts payable and accrued expenses and other liabilities reflects the timing of payments to certain vendors and payment of severance benefits accrued at December 31, 2016.

For the nine months ended September 30, 2016, our net cash and cash equivalents used in operating activities of $17.2 million consisted of a net loss of $20.3 million and $5.1 million of cash used by changes in working capital, partially offset by $8.3 million in adjustments for non-cash and other items. The cash used by changes in working capital primarily consisted of a decrease in deferred revenue of $7.7 million, partially offset by a $1.4 million decrease in deferred implementation costs, a $1.4 million increase in accounts payable and a $0.4 million decrease in accounts receivable. The decrease in deferred revenue was primarily a result of contracts closed during prior periods with associated upfront cash fees, which we recognize as revenue when the contractual obligations are complete and software service usage periods have begun. For the nine months ended September 30, 2016, we received less cash from upfront implementation services billings than in prior periods, which was largely attributed to a reduction in the size and timing of implementation efforts. The decrease in deferred implementation costs was primarily the result of net recognition of previously deferred implementation costs, which we recognize with revenue as the contractual obligations are complete and the software service usage periods have begun.  The increase in accounts payable reflected timing of payments to large vendors, and the decrease in accounts receivable was primarily attributable to collections of our typically higher fourth quarter billings associated with insurance plan annual enrollment periods.

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

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $0.2 million and consisted of $0.3 million of purchases of property and equipment, partially offset by $0.1 million of cash received for a final working capital adjustment from the June 2016 acquisition of ConnectedHealth, LLC.

For the nine months ended September 30, 2016, net cash used in investing activities was $5.4 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired. The remainder of the $0.7 million consisted of the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities was $16.6 million, consisting primarily of $16.8 million net proceeds from our March 10, 2017 preferred stock offering, partially offset by other net financing activities.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had a standby letter of credit totaling $0.2 million as security for rented office space. This letter of credit will expire in the fourth quarter of 2017.

Critical Accounting Policies and Significant Judgments and Estimates

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and significant judgments and estimates since reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was amended and restated in June 2016, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. As of September 30, 2017, we had total borrowings of $32.4 million subject to a variable interest rate. As a result, each change of one percentage point in interest rates would result in an approximate $0.3 million change in our annual interest expense on our outstanding borrowings as of September 30, 2017. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management’s evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $26.5 million and $7.3 million in 2016 and 2015, respectively. Additionally, for the nine months ended September 30, 2017, our net loss was $8.9 million. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not return or be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.

Our history of incurring substantial levels of indebtedness and our historical operating results could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, prevent us from meeting obligations on our indebtedness and affect our ability to continue as a going concern.

We have a history of incurring substantial amounts of indebtedness. As of September 30, 2017, our total indebtedness was $32.4 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, including the requirement that the holders of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) consent before we incur any additional indebtedness outside of the ordinary course of business, could have important adverse consequences. For example, it could:

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

In addition, as indicated in “Liquidity and Capital Resources—Sources of Liquidity,” our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern. We currently project that we will comply with the financial covenants in our credit facility through December 31, 2017, but unless certain operating objectives are achieved, we may not achieve compliance beyond December 31, 2017. If we are unable to meet or amend the applicable credit facility covenants or if we cannot generate sufficient additional liquidity, all of our scheduled senior indebtedness of approximately $32.4 million at September 30, 2017 would become immediately payable and we may not be able to continue as a going concern. Information on our going concern and management’s plan to continue to support its operations and meet its obligations is included in Note 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The market for health insurance in the United States is rapidly evolving and volatile, which makes it difficult to forecast adoption rates, regulatory changes, and demand for our solutions, and could have a material adverse effect on our business and results of operations.

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

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $31.1 million in goodwill, $6.8 million in other intangible assets and $24.7 million of deferred implementation costs, together representing approximately 73.1% of our total assets as of September 30, 2017. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of September 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows. Likewise, we cannot predict whether any potential tax legislation impacting corporate taxes will be enacted, what the specific terms of any such legislation will be, or whether, if at all, any legislation would have a material adverse effect on our ability to utilize our net operating loss or other tax credit carryforwards, or on corporate taxes, financial condition or results of operation.

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

As of September 30, 2017, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that some portion or all of these deferred tax assets will not be realized.

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

Risks Related to Ownership of Our Common Stock

As a result of the voluntary withdrawal of our common stock from trading on The Nasdaq Global Market, and the subsequent quoting of our common stock on the OTCQX US Market (“OTCQX”), the liquidity of our common stock and our ability to raise additional capital could be impaired, which could adversely affect our business, financial condition and results of operations.

On October 30, 2017, we filed a Form 25 with the Securities and Exchange Commission to effect the voluntary withdrawal of our common stock from The Nasdaq Global Market.  In connection with the withdrawal, we secured approval from OTC Markets, Inc. so that our common stock could be quoted for trading on the OTCQX US Market under its current trading symbol “CNXR” beginning on October 31, 2017.  As previously disclosed, we received notices from Nasdaq that we were not in compliance with the $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(2)(C), and the minimum bid price of $1 per share continued listing standard, as set forth in Nasdaq Listing Rule 5450(a)(1).  If our stock were to have remained on The Nasdaq Global Market without regaining compliance with such Nasdaq Listing Rules by October 31, 2017 and November 27, 2017, respectively, our common stock would have been subject to delisting.  Our Board of Directors approved the voluntary withdrawal of our common stock from listing on The Nasdaq Global Market as a result of its assessment of the probability of regaining compliance with the Nasdaq Listing Rules, our common stock’s then-current trading volume and price, and the costs of seeking to maintain eligibility to list our common stock on The Nasdaq Global Market.

Withdrawal of our common stock from The Nasdaq Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, the voluntary withdrawal of our common stock from The Nasdaq Global Market could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. We may also face other material adverse consequences in such event, such as negative publicity, diminished investor and/or employee confidence, and the loss of business development opportunities.  For these reasons and others, the voluntary withdrawal of our common stock from The Nasdaq Global Market could adversely affect our future business, financial condition and results of operations.  In addition, if we are unable to maintain compliance with the continued quotation standards of the OTCQX, we may be required to transfer the quotation of our common stock to another over-the-counter market, which may result in a further decrease in the trading price and liquidity of our common stock.

Our stock price may be volatile and trading may be sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

In addition, because our common stock is traded on the OTCQX and not on a national securities exchange, trading in our common stock may be sporadic and characterized by wide fluctuations in trading prices.  This volatility and sporadic trading could depress the market price of our common stock for reasons unrelated or disproportionate to our operating performance and make it more difficult for our stockholders to resell their shares. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. With the decrease in the trading price of our common stock, we may face increased risk of this litigation, which if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

Francisco Partners controls a majority of our voting securities, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Series A Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P. (“Chrysalis”). As of December 31, 2016, Francisco Partners beneficially owned approximately 43% of our outstanding capital stock on an as-converted basis by virtue of its ownership of shares of our Series A Preferred Stock and shares of our common stock it purchased in market transactions. On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock (the “Series B Financing”) pursuant to an Investment Agreement, dated March 10, 2017, by and among the Company, Francisco Partners and Chrysalis.  As a result of that purchase, Francisco Partners owned, as of the closing of the Series B Financing, approximately 56% of our outstanding capital stock on an as-converted basis. Subject to certain protective provisions applicable to our Preferred Stock, shares of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock vote together on an as-converted basis, meaning that Francisco Partners controlled approximately 56% of our voting securities as of March 10, 2017. As of September 30, 2017, Francisco Partners held approximately 57% of our voting securities on an as-converted basis.

In addition, under the terms of the Investor Rights Agreement entered into with Francisco Partners in connection with the closing of the Series B Financing, for so long as Francisco Partners owns at least 10% of the aggregate shares of our Series B Preferred Stock, Series A Preferred Stock and common stock that it held as of March 10, 2017, it can: (i) for so long as it holds at least 5% of our aggregate outstanding securities (on an as-converted basis), designate a proportionate share of our Board of Directors based upon its percentage ownership of our outstanding securities on an as-converted basis, rounded up to the nearest whole director, which designees are entitled to serve on each committee of the Board, subject to applicable legal and OTCQX requirements, and (ii) if no director designated by Francisco Partners is serving on the Board, designate one Board observer. As of the closing of the Series B Financing, Francisco Partners had one designee serving on our Board of Directors and one vacancy existed, which vacancy will be filled by Francisco Partners.

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

In addition, as of September 30, 2017, Chrysalis beneficially owned approximately 11% of our outstanding capital stock on an as-converted basis, which includes shares of our common stock, Series A Preferred Stock and Series B Preferred Stock. Chrysalis has a representative, David A. Jones, Jr., that serves on our Board of Directors as Chairman of the Board of Directors. Collectively, as of September 30, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 69% of our outstanding capital stock on an as-converted basis. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions, which may further discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price. Furthermore, as a result of the concentration in ownership of our securities, our common stock may be less attractive to some investors or otherwise harmed. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. As a result of the voluntary withdrawal of our common stock from The Nasdaq Global Market, analysts who have previously covered our company have indicated that they will cease coverage of our company.  If new analysts do not begin to cover our company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

(b) Use of Proceeds

On March 10, 2017 we issued and sold the newly created Preferred Stock for an aggregate purchase price of $17.5 million. Net of transaction costs, we received proceeds of approximately $16.8 million, which were available for general corporate purposes. We used $0.6 million to repay our outstanding revolving line of credit balance.

Issuer Purchases of Equity Securities

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended September 30, 2017:

	Total Number of	Average Price Paid
Period	Shares Purchased	per Share
7/1/2017 – 7/31/2017	16,717	$0.61
8/1/2017 – 8/31/2017	2,021	$0.63
9/1/2017 – 9/30/2017	2,021	$0.69
Total	20,759	$0.62

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits immediately preceding the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

CONNECTURE, INC.

Date: November 13, 2017	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Chief Financial Officer (Principal Financial and Accounting Officer)