Form 10-K
period 2017-12-31
CONNECTURE INC
filed 2018-04-02
CIK 1211759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(262) 432-8282

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The OTCQX US Market

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

As of June 30, 2017, the date of the registrant’s most recently completed second quarter, the aggregate fair market value of the registrant’s common stock held by non-affiliates was approximately $9.0 million based on the closing sales price as reported on the NASDAQ Global Market.

As of March 27, 2018, there were 23,255,102 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

CONNECTURE, INC.

Form 10-K

For the Year Ended December 31, 2017

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

The United States health insurance marketplace continues to experience structural changes that alter how health insurance is purchased and distributed. Consumer access to and plan choices for health insurance continues to grow. As a result, consumers need effective decision-support tools to help them optimize their health insurance choices. Concurrently, the traditional distribution approaches for health plans and brokers have had to evolve from offering a more limited set of plans to employers through group coverage to cost-effectively selling insurance in the more fragmented individual market and in public and private exchanges.  These exchanges are essentially online marketplaces sponsored either by a non-government entity, such as an employer, insurance broker or other distributor (in the case of private exchanges) or by a federal or state government entity (in the case of public exchanges).  This evolution calls for technology solutions that allow individuals and businesses to compare products and make purchases directly from health plans in a way that is cost-effective for health plan distributors.

In 1999 we incorporated in Delaware, and since then, we have provided technology-enabled health plan sales automation solutions. As of December 31, 2017, our customer base included more than 70 health plans, including 20 of the top 25 health plans (based on total enrollment). Our personalized health insurance shopping experience is available to the approximately 53 million Medicare beneficiaries through our provision of shopping, price comparison, plan ranking and enrollment software for Medicare.gov and 1-800-Medicare call center agents.

As further discussed below under “Related Party Transactions—Merger Agreement,” on January 4, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with entities affiliated with Francisco Partners, pursuant to which those entities have agreed to pay $0.35 per share for each share of our common stock not held by our existing preferred investors, Francisco

Partners and Chrysalis Ventures, and their affiliates (the “Merger”). Upon completion of the Merger, we will become a privately-held company.

Industry Background

The United States health insurance industry is responsible for the administration of healthcare benefits to over 178 million individuals covered by employer-based health insurance and is experiencing a structural transformation in which shopping for and enrollment in health insurance products is transitioning from a wholesale or group-based distribution model to an individual or retail-oriented consumer marketplace. This transformation, in conjunction with regulatory and competitive pressure on distribution and overhead costs, places substantial new business and technology requirements on health plans, brokers and aggregators and has created an attractive opportunity in the markets we serve.

Consumer-Centric Marketplace

We believe the role of the consumer will only continue to be more important. Responsibility for health insurance purchasing will largely fall to individuals and will place a continued importance on better, more informed decision-making.

There is a continued evolution of health insurance technology toward supporting more effective and consumer-friendly solutions that help consumers to better compare and enroll in plans based on their actual healthcare needs and to optimize their increased health insurance responsibility and spend.

Pressure to Manage Distribution Costs and Operating Expenses

While health plans and brokers need to support a more individualized and fragmented health insurance shopping and enrollment process, they are under increasing pressure to lower distribution costs. Federal regulations brought about as part of the Patient Protection and Affordable Care Act, or PPACA, had a material effect on health plan profitability and increased the competition for gaining and retaining members. This forced health plans to find better ways to manage areas of non-medical cost structure, such as sales commissions and internal information technology development. As a result, health plans have undertaken efforts to lower brokerage commissions and to implement innovative third-party technologies to reduce investment in internally-developed software. Similarly, brokers who now face depressed commissions from health plans need to leverage technology-based, automated processes to sell more cost-effectively and to identify product cross-selling opportunities, such as with ancillary products, as part of the plan selection process.

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

Our Competitive Strengths

We believe we have the following key competitive strengths:

Health plan shopping and enrollment leadership

While the health insurance industry is in the midst of adapting to rapidly changing requirements, and many start-up competitors are struggling to adapt to the uncertain future direction of the PPACA, we have built our flexible platform infrastructure to be relevant over the long-haul, no matter the political environment. We have nearly a two-decade history in the technology-enabled health plan shopping and enrollment marketplace serving individuals both under and over-65, including the following:

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

Large database of health plan and drug cost information and ancillary products

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

Key capabilities offered by our Enterprise Solution for the Individual Market:

Shopping

The Shopping application allows for the capture of consumer information, the comparison of plans and viewing of rates. In addition, users can retrieve previously saved quotes, copy and create new quotes and indicate acceptance of plans online. The functionality supports all the applicable rules related to open enrollment, metal tier plan information and member-level rate display.

The solution also offers a Plan Advisor Tool which allows the consumer, broker or sales representative to shop and compare plans, products and key benefit features via an interactive “guided shopping” experience based on questions around the consumer’s individual risk tolerance, ability to pay more up-front/higher deductible, personal health factors, desired add-on plans or riders. These questions are then rated and scored and plans are presented based on how the consumer answered each question. There are also subsidy and cost calculators to help the prospective member gauge financial cost of their healthcare choices.

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

Key capabilities offered by our Enterprise Solution for the Group Market:

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

Other Capabilities

We offer single-health plan private exchanges as an extension to the Enterprise Commercial solution. These private exchanges enable insurance health plans to offer more choices to their employer customers. They facilitate an array of defined contribution and defined benefit plans, promote flexibility and consumer personalization and include medical and ancillary products in the consumer offering. We enable a one-stop shopping and enrollment experience that allows employers to make available to their employees a list of plans and benefits for consideration, pricing, selection and enrollment, including recommendation of best fit plans.

We also offer integration of a health plan’s consumer enrollment website to the Federal exchange through a Direct Enrollment capability currently supported by the Federal exchange, which provides the health plans the opportunity to maximize member retention by presenting only their Qualified Health Plans.

Medicare Solution

We provide innovative, web-based Medicare plan comparison and enrollment tools for health plans, Pharmacy Benefit Managers, or PBMs, pharmacies, field marketing organizations, or FMOs, and call centers. These products are used by the Medicare population through commercial health plans, retiree transition exchanges (group to individual, group to group) provided by benefits consulting firms and Medicare.gov.

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

Private Exchange Solutions

Our Private Exchange reportable segment provides benefit consultants, brokers, exchange operators and aggregators with group defined-contribution benefit exchange solutions. Our solutions enable users to provide their employer and individual customers with a compliant benefit shopping, enrollment and post-enrollment benefits management experience. Brokers are empowered with a custom-branded private exchange environment that provides analytics and decision support. Our Private Exchange solutions expand upon our single-plan shopping and enrollment tools by allowing users to compare plans, premiums and products from among multiple health plans within a specific geography. Our solutions also allow customers to sell individual, group and Medicare health insurance.

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

Key capabilities offered for our Private Exchange solutions include:

Under 65 Plan Comparison and Enrollment

Building upon our shopping and enrollment applications, our Private Exchange applications deliver individual consumer and group quoting in a multi-payer configuration. The ability to intake an employer’s employee roster is supported to pre-fill demographic information and decrease process time. Brokers can monitor in-progress activity of the employees and analyze their sold group business, as well as create customized proposals for their customers.

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

Due to limited market opportunities, we have continued to reduce our focus and dependency on this segment. As of December 31, 2017, we provide limited professional services to support one remaining customer.

Engagement Tools

Drug Compare

We offer our customers, including PBMs, private exchanges and the federal government’s Medicare.gov website, a member engagement tool for drug pricing comparison called DrugCompare. We believe DrugCompare is one of the most widely-used and comprehensive drug pricing comparison database in the industry. The DrugCompare application presents dose equivalent therapeutic alternatives that are priced according to the shopper’s or member’s benefit and formulary. Lower cost formulary options are suggested, including direct generics, generic alternatives, brands, over the counter drugs, pill-splitting and alternative dosing schedules. Side-by-side pricing and safety comparisons are provided, as well as alerts regarding potential medication management interactions for a member. Our data network includes the ability to comparison shop across the country in retail and mail-order pharmacy locations.

Professional Services and Customer Support

We deliver and support the Connecture platforms and solutions utilizing teams of highly qualified industry and technical personnel. We have implementation teams in place to ensure seamless deployment and effective utilization of our solutions. Once deployed, our production support team is able to help customers with the option of maintaining various business rules, rates, plans and products on their own utilizing our proprietary tools, or having us maintain the platform on their behalf.  And through working with our software application maintenance teams, customers are able to complete regular upgrades to the licensed applications, including updates for common regulatory items and new functionality.

Customers

Our customers include many of the nation’s leading commercial and Medicare health plans, public and private exchanges and PBMs. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience, or lack of adequate funding, generally with 30 days’ written notice, which we believe is customary for government contracts. Of our top 20 customers by 2017 revenue, some customers can terminate their contract for convenience upon written notice. These customers represented $31.7 million, or 40.4% of our Contracted Backlog balance as of December 31, 2017.

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

Our competition includes:

•	insurance health plans and national brokers that have invested in internally developed customer acquisition and retention solutions;
•	various niche software vendors;
•	systems integrators and large consulting firms;
•	third party administrators and call centers that may look to add technology capabilities; and
•	general enterprise resource planning or CRM software vendors.

We believe that we are differentiated primarily on the following factors:

•	user experience and personalization;
•	breadth and depth of application functionality;
•	nearly 20 years of longevity as a company in this market and domain expertise in health insurance, benefits and healthcare consumerism, as well as in commercial and government sectors;
•	capability for customization through configuration, integration, security, scalability and reliability of applications;
•	size and variety of customer base;
•	extensive health plan and API data network;
•	cloud-based and on-premise delivery model options;
•	ability to integrate with legacy enterprise infrastructures and third-party applications such as CRM, and rapidly innovate and respond to customer needs and regulatory requirements.

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

While we do not believe that any single competitor is dominant in this segment, we believe that we are seen as a leader in the individual and small group markets. We believe the larger group market has more competitive pressures and the field of players includes large, established enrollment management firms and core health plan administrative companies.

•	Medicare:

We believe that we are a leading technology solution vendor in this segment. This position is reflected in our role as the shopping technology for Medicare.gov, as well as the number of Medicare health plans we support, which as of December 31, 2017, was over 50 health plans. Additionally, we believe that we currently have a strong competitive position relative to other Medicare shopping and enrollment solutions, although some large health plans may possess the capability to develop their own solution that would compete with us, rather than procuring a solution externally.

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

Due to limited market opportunities, we have continued to reduce our focus and dependency on this segment. As of December 31, 2017, we provide limited professional services to support one remaining customer.

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

Research and Development

We believe that successfully developing and selling innovation is key to our long-term growth. Research and development expenses were $16.7 million, $22.3 million, and $22.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Compliance and Certifications

We voluntarily obtain third-party security examinations relating to security and data privacy. In addition, on an annual basis, we have a qualified security assessor complete an audit of compliance against the Payment Card Industry Data Security Standards, or PCI-DSS, applicable to Level 2 service providers. These standards focus on application and network security controls for companies that process, transmit or store credit card data on behalf of customers. As of December 31, 2017, we have demonstrated compliance with PCI-DSS 3.2 as determined by a qualified security assessor. During the year ended December 31, 2017, we also obtained our most recent independent SSAE16 SOC2® Report—Report on Controls at a Service Organization Relevant to Security, Availability, Process Integrity, Confidentiality or Privacy with no exceptions noted. We meet the requirements for a Business Associate as required by the Health Insurance Portability and Accountability Act, or HIPAA.

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

While many of the provisions of PPACA have not been directly applicable to us, PPACA, as enacted, has affected the business of many of our customers. Health plans and large employers have experienced changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges. Although we are unable to predict with any reasonable certainty or otherwise quantify any future likely impact of PPACA on our business model, financial condition or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business. While in

2017 the PPACA remained in force, efforts under the current presidential administration have modified and may continue to modify, substantially change, or possibly repeal the PPACA in its entirety. For example, the tax reform bill (known as the Tax Cuts and Jobs Act of 2017) that was enacted into law in December 2017 has removed the individual mandate and associated tax penalties of the PPACA.

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

Violations of the Privacy Standards and Security Standards might result in civil and criminal penalties, and the American Recovery and Reinvestment Act of 2009 (ARRA) increased the penalties for HIPAA violations and strengthened the enforcement provisions of HIPAA. For example, ARRA authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of Privacy Standards and Security Standards that threaten the privacy of state residents. Additionally, some health plans interpret HIPAA requirements differently than we do, and as our customers are the Covered Entity under HIPAA we may be required to comply with their interpretations.

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

Employees

As of December 31, 2017, we had 320 employees, all of whom are based in the United States. We consider our current relationship with our employees to be good. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

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

Risks Related to the Proposed Merger

On January 4, 2018, we entered into the Merger Agreement with affiliates of Francisco Partners, pursuant to which we will become a privately-held company.  The Merger is considered a “going-private” transaction under the SEC’s rules.

Failure to complete the Merger or an alternative transaction as contemplated under the Merger Agreement could negatively affect our business, the market price of our common stock, and our ability to continue as a going concern.

If the Merger is not completed for any reason and we do not enter into an alternative transaction as contemplated under the Merger Agreement, we will be subject to a number of material risks, including the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management’s attention from our day-to-day business, expenses incurred in connection with the proposed Merger and the restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger, which may make it difficult for us to achieve our business goals if the Merger does not occur.

In addition, in such a scenario, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, we will remain an independent public company, and our common shares will continue to be quoted on the OTCQX.

However, if the Merger is not completed, and depending on the circumstances that would have caused the Merger not to be completed, the price of the shares of our common stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade. Accordingly, if the Merger is not completed, there can be no assurance as to the effect of these risks on the future value of shares held by our stockholders.

Furthermore, failure to complete the Merger or an alternative transaction could accelerate our obligations under our Senior Credit Facility with Wells Fargo, which could lead to a default under the credit agreement. In the event that we default on our Senior Credit Facility, our debt would accelerate, and Wells Fargo could demand repayment, which would severely restrict our ability to operate our business.  On January 4, 2018, we entered into an amendment to our Senior Credit Facility with Wells Fargo in order to, among other things, (i) increase the available revolving credit facility by $5.5 million through the later of June 4, 2018, and the approved outside date of an alternative acquisition as contemplated under the Merger Agreement (the “Outside Date”), (ii) defer scheduled March 31, 2018 Term Loan principal repayments until the Outside Date, at which time the deferred $1.3 million is due and quarterly principal repayments of $1.3 million will resume through March 31, 2021; (iii) replace the existing covenants with a minimum liquidity requirement of $1.5 million at all times from March 1, 2017, through the Outside Date. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the credit facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement.  If we fail to consummate the Merger before the Outside Date, we may breach our obligations under the credit facility. If we breach these obligations, we would be forced to negotiate with our lender to waive or delay the obligations, and if we are unsuccessful, this could significantly affect our ability to operate our business and continue as a going concern. There can be no assurance that in the future we will be able to refinance our debt on favorable terms, or at all.

Failure to complete the Merger could trigger the payment of a termination fee.

The Merger Agreement contains certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, if the Special Committee of our board of directors authorizes us to terminate the Merger Agreement in order to accept a superior proposal, we will be required to pay the Parent a termination fee consisting of the reimbursement of certain expenses up to $2 million.

Uncertainties associated with the Merger may cause us to lose key customers or suppliers and make it more difficult to retain and hire key personnel.

As a result of the uncertainty surrounding the conduct of our business following the completion of the Merger, we may lose key customers and suppliers. In addition, our employees may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees.

Litigation in connection with the Merger Agreement may be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any current or future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and/or operating results. Furthermore, if the Merger is not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively impact the trading price of our common stock, impair our ability to recruit or retain employees, damage our relationships with merchants, or otherwise materially harm our operations and financial performance.

Risks Related to Our Business

If the Merger is not completed for any reason or we do not enter into an alternative transaction, we expect that management will operate our business in a manner similar to that in which it is being operated today.  Therefore, in addition to the specific risks noted above, our stockholders would continue to be subject to the following risks related to our business, including without limitation risks related to the competitive health insurance marketplace software industry in which we operate and adverse economic conditions in general.

We have a history of losses and we may be unable to achieve or sustain profitability.

We experienced a net loss of $15.5 million, $26.5 million and $7.3 million in 2017, 2016 and 2015, respectively. We cannot predict if we will achieve profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. Our prior growth in revenue may not return or be sustainable, and we might not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future. Information on our going concern and management’s plan to address is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Absent the Merger Agreement and the financing to be incurred in connection with the Merger, or an alternative source of financing if the Merger is not completed, we do not have enough cash to fund our operations to profitability and are unable to conclude that we will be able to continue as a going concern entity for at least twelve months following the date of this Annual Report on Form 10-K.

On December 31, 2017, we had cash and cash equivalents of $7.7 million. As noted above, we amended our Senior Credit Facility with Wells Fargo on January 4, 2018 to, among other things, increase our revolving credit facility by $5.5 million to a total of $6.0 million of temporary revolving credit availability. We believe our cash and cash equivalents and temporary revolving credit availability will meet our liquidity needs through the anticipated consummation of the Merger.  However, should the Merger not occur before June 4, 2018, the minimum liquidity covenant of the Senior Credit Facility increases from $1.5 million to $15.0 million and we currently have no alternative plans to meet this covenant.  As a result, should the Merger not close before June 4, 2018, all $32.6 million of our indebtedness as of December 31, 2017 will become due. Since we do not control our ability to consummate the Merger before June 4, 2018, we cannot be certain we will be able to negotiate with Wells Fargo or secure the necessary funds to refinance our Senior Credit Facility before June 4, 2018, and accordingly, we cannot conclude that we will be able to continue as a going concern entity for at least twelve months following the date of this Annual Report on Form 10-K.

In the event that the Merger is not completed but we are able to negotiate for an extension of our indebtedness with Wells Fargo, we would still likely need additional capital, which may not be available to us on favorable terms, or at all, and may dilute the ownership of our common stock.  Our ability to raise additional capital may be impaired by the requirement that the holders of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and the holders of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”) consent to the issuance of senior equity and that the holders of our Series B Preferred Stock consent to the incurrence of additional indebtedness outside of the ordinary course of business. If we raise additional funds through new issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Similarly, upon the occurrence of certain fundamental events, the holders of our Series A Preferred Stock and our Series B Preferred Stock (which we refer to collectively as our “Preferred Stock”) will have the right to require us to repurchase any or all of our outstanding Series A Preferred Stock and Series B Preferred Stock, respectively. It is possible that we would not have sufficient funds at the time that we are required to make any such purchase of Preferred Stock. We cannot assure the holders of our Preferred Stock that we will have sufficient financial resources, or will be able to arrange financing, to pay the repurchase price in cash with respect to any such Preferred Stock that holders have requested to be repurchased upon the occurrence of such an event. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business and to respond to business challenges could be significantly limited.

Our history of incurring substantial levels of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

We have a history of incurring substantial amounts of indebtedness. As of December 31, 2017, our total indebtedness was $32.6 million. Our indebtedness, combined with our other existing and any future financial obligations and contractual commitments, including the requirement that the holders of our outstanding Series B Convertible Preferred Stock (the “Series B Preferred Stock”) consent before we incur any additional indebtedness outside of the ordinary course of business, could have important adverse consequences. For example, it could:

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

If our existing customers do not continue or renew their agreements with us, renew at lower fee levels, decline to purchase additional software-as-a-service and other professional services from us, or if customers with variable usage fees are unable to effectively increase their transaction volumes, it could have a material adverse effect on our business and operating results, including cash flows from operations.

We derive a significant portion of our revenue from renewal of existing customer agreements and sales of additional software-as-a-service and other professional services to existing customers and expect to continue to do so. As a result, achieving a high renewal rate of our customer agreements and selling additional software-as-a-service and professional services is critical to our future operating results and cash flow.

We generally sell our software-as-a-service and other professional services pursuant to agreements for terms of multiple years. Our customers may choose not to renew these contracts after the initial contract period expires. Additionally, some of our customers are able to terminate their respective contracts without cause or for convenience at any time, or may terminate if they cease to participate in a market segment or the health insurance business altogether. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate. Without the continuance or renewal of our customer contracts our business and operating results may suffer.

Factors that may affect the renewal rate for our existing contracts, and our ability to sell additional software-as-a-service and other professional services, include:

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

If any of our customers terminate or do not renew their contracts for our services, renew on less favorable terms, or do not purchase additional functionality or software-as-a-service, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

Our ten largest customers by revenue accounted for approximately 50.0% of our consolidated revenue in 2017. If any of our key customers decides not to renew its contracts with us, or to renew on less favorable terms, our business, revenue, reputation, and our ability to obtain new customers could be materially and adversely affected. One customer accounted for 10% or more of our revenue in 2017.

Failure to manage our anticipated long-term growth effectively could increase our expenses, decrease our revenue and prevent us from implementing our business strategy.

To manage our anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We also must attract, train and retain qualified software engineers, technical and management personnel, sales and marketing personnel, customer support personnel and professional services personnel. Failure to effectively manage our anticipated long-term growth could lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our anticipated long-term growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products and services. If our management is unable to effectively manage our anticipated long-term growth, our expenses might increase more than expected, our revenue could decline or might grow more slowly than expected, and we might be unable to implement our business strategy. The quality of our products and services might suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.

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

During the sales and implementation cycles for our enterprise segments, we expend substantial time and effort, and incur significant additional operating expenses.  Accounting principles require us to defer revenue until implementation is complete and the services are available for use by our customers, at which time we begin recognition of implementation revenue over the life of the contract or the estimated period of customer benefit, whichever is longer. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed. Unanticipated difficulties and delays in implementation might arise as a result of failure by us or our customers to complete one or more of our or their respective responsibilities and, if implementation periods are extended or implementations are cancelled, revenue recognition could be delayed or fail to occur.

Our operating results have varied in the past. In addition to the other risk factors listed in this section, some of the important factors that may cause fluctuations in our operating results include:

•	the timing and amount of cash payments received from the delivery of our software solutions;
•	our dependency on transaction volumes to generate variable usage and commission revenue;
•	the extent to which our products and services achieve or maintain market acceptance;
•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•	new competitors and the introduction of enhanced products and services from competitors;
•	the financial condition of our current and potential customers;
•	changes in customer budgets and procurement policies;
•	the amount and timing of our investment in research and development activities;
•	technical difficulties with our products or interruptions in our services;
•	our ability to hire and retain qualified personnel, including our sales force;
•	changes in the legislative and regulatory environment related to benefits and healthcare;
•	regulatory compliance costs;
•	the timing, size and ability to successfully integrate potential future acquisitions; and
•	unforeseen legal expenses, including litigation and settlement costs.

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

We have experienced and expect that we will experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, or telecommunications failure;
•	fire, flood, hurricane or other natural disasters, civil unrest, war and/or terrorism, and other force majeure events outside our control;
•	software and hardware errors, failures and crashes in or own systems and in other systems;
•	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•	other potential interruptions.

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

Our success depends in part on our ability to successfully develop and sell innovative products and services that health insurance plans and brokers and their customers will utilize. We must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that customers will want. If we are unable to predict preferences of our customers or consumers or industry changes, or if we are unable to modify our products and services on a timely basis, we might lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market. As technology continues to develop, our competitors might be able to offer results that are, or that are perceived to be, substantially similar to or better than those generated by us. This would force us to compete on additional product and service attributes and to expend significant resources in order to remain competitive.

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

We believe that our future performance will depend on the continued development of our direct sales force and its ability to obtain new customers and sell additional products and services to existing customers. Identifying and recruiting qualified personnel and training them in the use of our software requires significant time, expense, and attention. It can take up to nine months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to retain, attract, and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our products and services will suffer and our results will be impeded.

Because we recognize revenue and expense relating to delivery of software-as-a-service, transaction fees and professional services over varying periods, downturns or upturns in sales are not immediately reflected in full in our operating results.

We recognize recurring revenue monthly over the term of our contracts and recognize the majority of our professional services revenue ratably over the contract term or the estimated period of customer benefit, whichever is longer. As a result, a portion of the revenue we report each quarter is the recognition of deferred revenue from contracts we entered into during previous quarters. Consequently, a shortfall in demand for our software solutions and professional services or a decline in new or renewed contracts in any one quarter might not significantly reduce our revenue for that quarter, but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our products and services is not reflected in full in our results of operations until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable term of the contracts or the estimated period of customer benefit, whichever is longer. A number of our client arrangements include variable transaction-based fees that are dependent on market conditions and our customers’ success in using our software services to transact annual insurance enrollments. The amount of revenue from such arrangements largely occurs in the fourth quarter of each calendar year in conjunction with the traditional annual health insurance renewal cycles of our customers. In addition, we recognize professional services expenses as incurred, which could cause professional services gross margin to be negative.

We have recorded a significant amount of goodwill, intangible assets and deferred implementation costs. We may need to record additional write-downs from future impairments of these assets, which could adversely affect our costs and business operations.

Our consolidated balance sheet includes significant goodwill, intangible assets and deferred implementation costs, including $30.9 million in goodwill, $5.9 million in other intangible assets and $24.3 million of deferred implementation costs, together representing approximately 73.5% of our total assets as of December 31, 2017. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments and our ability to accurately predict future cash flows related to these intangible assets may not be accurate. We test our goodwill for impairment each fiscal year, but we also test goodwill, other intangible assets and deferred implementation costs for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. We recorded an impairment charge of $0.2 million for the year ended December 31, 2017. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As of December 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized, will begin to expire in 2020. These carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our future operating cash flows.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their collective ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules might apply under state tax laws. As a result of prior equity issuances and other transactions in our stock, we have experienced “ownership changes” under Section 382 which limit the amount of net operating losses available to us. Further, an additional “ownership change” will occur upon the anticipated closing of the Merger Agreement dated January 4, 2018. Accordingly, the application of Section 382 could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our future operating cash flows.

As of December 31, 2017, and 2016, we have recorded a full valuation allowance against net operating loss carryforwards, because we believe it is more likely than not that these deferred tax assets will not be realized.

Our government business relies on working effectively with the prime contractor that hold the contract with the government customer and that contract being renewed or extended, as applicable. To the extent those relationships are not positively maintained and our subcontract in connection with the Centers for Medicare and Medicaid Services, or CMS, contract, is not renewed or extended, it could have a material adverse effect on our business.

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

As part of our business strategy, we might acquire, enter into joint ventures with, or make investments in complementary companies, services, and technologies in the future. These investments involve numerous risks, including:

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

We believe that a critical component to our business has been our corporate culture. We have invested substantial time and resources in building our team. We may find it difficult to maintain the innovation, teamwork, passion and focus on execution that we believe are important aspects of our corporate culture. Failure to enhance or preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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

The healthcare and health insurance industries are highly regulated and are subject to changing political, legislative, regulatory, and other influences. Existing and new laws and regulations could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. These laws and regulations are complex and their application to specific services and relationships are not always clear. In particular, many existing laws and regulations affecting healthcare and health insurance and related benefits or products when enacted, did not anticipate the services that we provide, and these laws and regulations might be applied to our services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our failure to comply, could require us to change our operations or cease using certain datasets, create liability for us, result in adverse publicity, and negatively affect our business. Some of the risks we face from the regulation of healthcare and health insurance are as follows:

•

Patient Protection and Affordable Care Act. The current United States Congress and executive administration has made and may make additional changes to aspects of the PPACA or replace it entirely.  For example, the Tax Cuts and Jobs Act of 2017 has removed the individual mandate and associated individual tax penalties of the PPACA.  Such changes, or the uncertainty and instability in the market that may arise from the possibility of such changes, in turn may affect our business. Additionally, numerous lawsuits have challenged and continue to challenge the constitutionality and other aspects of the PPACA, and regulations and regulatory guidance continue to be issued or modified on various aspects of the PPACA. While many of the provisions of the PPACA are not directly applicable to us, the PPACA, as enacted, affects the business of many of our customers. Our customers have experienced changes in the numbers of individuals they insure as a result of Medicaid expansion and the creation of state and national exchanges and may experience additional changes if provisions related to the PPACA, including Medicaid expansion, are altered as a result of administrative changes or a repeal and replacement of the PPACA. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of efforts to modify or repeal the PPACA, including the market uncertainty and instability that may result from such efforts, on our business model, financial condition, or results of operations, changes in the business of our customers and the number of individuals they insure may negatively impact our business.

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

Our products and services are and are likely to continue to be subject to increasing regulatory requirements in a number of ways. As these requirements proliferate, we must change or adapt our products and services to comply. Changing regulatory requirements might render our services obsolete or might prevent us from pursuing our business objectives or developing new services. This might in turn impose additional costs upon us to comply or to further develop our products and services. It might also make introduction of new product or service types costlier or more time-consuming than we currently anticipate. It might even prevent introduction by us of new products or services or cause the continuation of our existing products or services to become unprofitable or impossible.

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

Risks Related to Ownership of Our Common Stock

As noted above, if the Merger is not completed for any reason or we do not enter into an alternative transaction, we expect that management will operate our business in a manner similar to that in which it is being operated today. Therefore, in addition to the specific risks with respect to the Merger and our business, our stockholders would also continue to be subject to the following risks related to ownership of our common stock.

As a result of the quoting of our common stock on the OTCQX US Market (“OTCQX”), the liquidity of our common stock and our ability to raise additional capital may be impaired, which could adversely affect our business, financial condition and results of operations.

On October 30, 2017, we filed a Form 25 with the Securities and Exchange Commission to effect the voluntary withdrawal of our common stock from The Nasdaq Global Market.  In connection with the withdrawal, we secured approval from OTC Markets, Inc. so that our common stock could be quoted on the OTCQX US Market under its current trading symbol “CNXR” beginning on October 31, 2017.  As previously disclosed, we received notices from Nasdaq that we were not in compliance with the $15 million minimum market value of publicly held shares continued listing standard, as required by Nasdaq Listing Rule 5450(b)(2)(C), and the minimum bid price of $1 per share continued listing standard, as set forth in Nasdaq Listing Rule 5450(a)(1).  If our stock were to have remained on The Nasdaq Global Market without regaining compliance with such Nasdaq Listing Rules by October 31, 2017 and November 27, 2017, respectively, our common stock would have been subject to delisting.  Our Board of Directors approved the voluntary withdrawal of our common stock from listing on The Nasdaq Global Market as a result of its assessment of the probability of regaining compliance with the Nasdaq Listing Rules, our common stock’s then-current trading volume and price, and the costs of seeking to maintain eligibility to list our common stock on The Nasdaq Global Market.

Having our common stock quoted on the OTCQX, rather than The Nasdaq Global Market or another securities exchange, could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, it could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our securities at all. We may also face other material adverse consequences as a result of no longer being listed on a national securities exchange, such as negative publicity, diminished investor and/or employee confidence, and the loss of business development opportunities. In addition, if we are unable to maintain compliance with the continued quotation standards of the OTCQX, we may be required to transfer the quotation of our common stock to another over-the-counter market, which may result in a further decrease in the trading price and liquidity of our common stock.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and other factors which are beyond our control. These factors include:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•	threatened or actual litigation;
•	changes in laws or regulations relating to the sale of health insurance, including market conditions for health plans;
•	any major change in our Board of Directors or management;
•	the significant ownership position controlled by a limited number of stockholders;
•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

In addition, because our common stock is quoted on the OTCQX and not on a national securities exchange, trading in our common stock may be sporadic and characterized by wide fluctuations in trading prices.  This volatility and sporadic trading could depress the market price of our common stock for reasons unrelated or disproportionate to our operating performance and make it more difficult for our stockholders to resell their shares. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. With the decrease in the trading price of our common stock, we may face increased risk of this litigation, which if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.

Francisco Partners controls a majority of our voting securities, which may limit the ability of our stockholders to influence corporate matters and may give rise to conflicts of interest.

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock (the “Series A Financing”) pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company, Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, “Francisco Partners”) and Chrysalis Ventures II, L.P. (“Chrysalis”). As of December 31, 2016, Francisco Partners beneficially owned approximately 43% of our outstanding capital stock on an as-converted basis by virtue of its ownership of shares of our Series A Preferred Stock and shares of our common stock it purchased in market transactions. On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock (the “Series B Financing”) pursuant to an Investment Agreement, dated March 10, 2017, by and among the Company, Francisco Partners and Chrysalis.  As a result of that purchase, Francisco Partners owned, as of the closing of the Series B Financing, approximately 56% of our outstanding capital stock on an as-converted basis. Subject to certain protective provisions applicable to our Preferred Stock, shares of our outstanding common stock, Series A Preferred Stock and Series B Preferred Stock vote together on an as-converted basis, meaning that Francisco Partners controlled approximately 56% of our voting securities as of March 10, 2017. As of December 31, 2017, Francisco Partners held approximately 57% of our voting securities on an as-converted basis.

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

In addition, as of December 31, 2017, Chrysalis beneficially owned approximately 11% of our outstanding capital stock on an as-converted basis, which includes shares of our common stock, Series A Preferred Stock and Series B Preferred Stock. Chrysalis has a representative, David A. Jones, Jr., that serves on our Board of Directors as Chairman of the Board of Directors. Collectively, as of December 31, 2017, our directors, executive officers, and their affiliated entities beneficially owned approximately 70% of our outstanding capital stock on an as-converted basis. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the amendment of our amended and restated certificate of incorporation and amended and restated bylaws, and the approval of mergers or other business combination transactions, which may further discourage, delay or prevent a third party from making a significant equity investment in us, or could discourage, delay or prevent transactions involving a change in control, including transactions in which our stockholders might otherwise receive a premium for their shares over the then-current market price. Furthermore, as a result of the concentration in ownership of our securities, our common stock may be less attractive to some investors or otherwise harmed. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of the closing of the Series B Financing, the outstanding shares of Series B Preferred Stock represented approximately 20% of our outstanding capital stock, on an as-converted basis and the outstanding shares of Series A Preferred Stock represented approximately 31% of our outstanding capital stock, on an as-converted basis (which includes the effect of an adjustment to the conversion ratio of the Series A Preferred Stock that occurred as a result of the Series B Financing and pursuant to the terms of the Series A Preferred Stock). Francisco Partners holds approximately 95% of such shares of Preferred Stock as of the closing of the Series B Financing. As holders of our Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Preferred Stock, and the subsequent increase in the number of shares of common stock issuable upon conversion of the Preferred Stock through the payment of dividends, effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion of the Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Preferred Stock could adversely affect prevailing market prices of our common stock. We granted the holders of the Preferred Stock customary registration rights in respect of their shares of Preferred Stock, and any shares of common stock issued upon conversion of the Preferred Stock.  We registered all outstanding shares of Series A Preferred Stock and the number of shares of common stock into which such shares of Series A Preferred Stock may be convertible as of May 3, 2018 on a Registration Statement on Form S-3 that was declared effective by the SEC on September 23, 2016. We registered all outstanding shares of Series B Preferred Stock and the number of shares of common stock into which such shares of Series B Preferred Stock may be convertible as of March 10, 2019 on a Registration Statement on Form S-3 that was declared effective by the SEC on June 1, 2017. The registration statements for the Preferred Stock will facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the holders of our Preferred Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

The trading market for our common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. As a result of the voluntary withdrawal of our common stock from The Nasdaq Global Market, analysts who have previously covered our company have ceased coverage of our company.  If new analysts do not begin to cover our company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2019, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We are headquartered in Brookfield, Wisconsin, where we lease approximately 32,000 square feet of office space under a lease expiring in August 2022. We also lease office space in Chicago, Illinois, Atlanta, Georgia, Raleigh, North Carolina, Farmington, Connecticut, and Baltimore, Maryland. We believe our current and planned office facilities will be adequate for our needs for the foreseeable future.

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

Market Information

Our common stock was listed on the NASDAQ Global Market under the symbol “CNXR” from December 12, 2014 through October 30, 2017. On October 31, 2017 our common stock began to be quoted on the OTCQX US Market under its current trading symbol “CNXR”. Prior to December 12, 2014, there was no public trading market for our common stock. The following table sets forth the high and low intra-day sale prices per share of our common stock as reported for the respective periods on the NASDAQ Global Market and OTCQX US Market:

Year ended December 31, 2017	High	Low
Fourth Quarter	$0.72	$0.10
Third Quarter	1.08	0.48
Second Quarter	1.17	0.53
First Quarter	2.44	0.96
Year ended December 31, 2016
Fourth Quarter	$2.13	$1.55
Third Quarter	2.77	1.50
Second Quarter	3.24	1.15
First Quarter	3.90	1.72

On March 27, 2018, the last reported sale price of our common stock on quoted on the OTCQX US Market was $0.35 per share, and there were 24 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions, covenants under our Senior Credit Facility, limitations imposed by the terms of our Preferred Stock, and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These consist of the 2010 Stock Incentive Plan (the “2010 Stock Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”) and the 2014 Employee Stock Purchase Plan (the “2014 Purchase Plan”), each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options and rights (a)	Weighted- average exercise price of outstanding options and rights (b)		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	3,531,325	$3.26	(1)	1,174,512	(2)
Equity compensation plans not approved by stockholders	—	—		—
Total	3,531,325			1,174,512	(2)

(1)

The weighted average exercise price is calculated based solely on outstanding stock option units. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(2)

Includes 1,072,882 shares of common stock available for issuance in connection with future awards under our 2014 Plan and 101,630 shares of common stock available for future issuance under the 2014 Purchase Plan. The 2014 Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2018 and each subsequent anniversary through 2024, by an amount equal to the smaller of (i) 2% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors. Our board of directors determined not to increase the number of shares reserved for issuance under the 2014 Plan on January 2, 2018. The reserve under the 2014 Plan also will be increased to include any shares subject to outstanding stock options under the 2010 Stock Plan at the time of its termination that are forfeited or lapse for any reason prior to exercise or settlement and would otherwise have returned to the share reserve under the 2010 Stock Plan. The 2014 Purchase Plan provides that the number of shares reserved for issuance under that plan will automatically increase on January 1, 2018 and each subsequent anniversary through 2024 equal to the smallest of (i) 100,000 shares, (ii) 0.25% of the issued and outstanding shares of our common stock on the immediately preceding December 31 or (iii) such other amount as may be determined by our board of directors. Our board determined not to increase the number of shares reserved for issuance under the 2014 Purchase Plan on January 1, 2018 and has suspended purchases under the 2014 Purchase Plan.

Issuer Purchases of Equity Securities

Under our equity incentive plan, participants may satisfy the statutory minimum federal, state and local withholding tax obligation arising in connection with plan awards by electing to have the Company withhold shares of common stock otherwise issuable under the award. The following table provides information about such withholding, which is deemed an issuer repurchase, during the quarter ended December 31, 2017:

	Total Number of	Average Price Paid
Period	Shares Purchased (1)	per Share
10/1/2017 – 10/31/2017	2,021	$0.64
11/1/2017 – 11/30/2017	2,021	$0.23
12/1/2017 – 12/31/2017	2,021	$0.13
Total	6,063	$0.33

(1)	Represents shares of common stock delivered to us as payment of taxes on the vesting of restricted stock units under our equity incentive plan.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the S&P 500 Index and the S&P Software and Services Index during the period commencing on December 12, 2014, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices, and the reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Data

The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. The consolidated statements of operations data presented below for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements contained with this annual report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements not included herein.

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

Consolidated Statements of Operations Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue	$76,746	$81,894	$95,847	$84,579	$58,326
Cost of Revenue (1)	47,062	56,895	50,670	52,431	50,173
Gross Margin	29,684	24,999	45,177	32,148	8,153
Operating Expenses:
Research and Development (1)	16,679	22,297	22,718	18,125	11,806
Sales and Marketing (1)	9,356	10,410	9,507	7,729	6,800
General and Administrative (1)	15,378	13,162	14,439	10,552	12,187
Total Operating Expenses	41,413	45,869	46,664	36,406	30,793
Loss from Operations	(11,729)	(20,870)	(1,487)	(4,258)	(22,640)
Other Expenses:
Interest Expense	3,286	3,485	5,665	5,937	4,644
Other Expense (Income), net	509	2,239	140	(68)	-
Loss before Income Taxes	(15,524)	(26,594)	(7,292)	(10,127)	(27,284)
Income Tax (Provision) Benefit	(20)	60	(51)	(33)	900
Net Loss	$(15,544)	$(26,534)	$(7,343)	$(10,160)	$(26,384)
Net loss per common share - basic and diluted	$(0.96)	$(1.31)	$(0.34)	$(10.27)	$(163.37)
Weighted Average Common Shares Outstanding - basic and diluted	22,791,178	22,275,256	21,813,407	1,362,109	184,051
Other Financial Data:
Adjusted gross margin (2)	34,033	29,545	49,945	36,163	11,984
Adjusted EBITDA (3)	(1,889)	(13,607)	8,268	1,328	(17,291)

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Cost of Revenue	$482	$689	$922	$123	$92
Research and Development	172	422	1,379	78	55
Sales and Marketing	187	243	518	32	34
General and Administrative	1,386	1,308	1,893	1,203	458

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

(3)

We defined adjusted EBITDA as net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation, the merger transaction expense, the facility lease termination expense, and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible and long-lived assets, if any. See the section titled “Adjusted Gross Margin and Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to EBITDA, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Segments

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Segment Statements of Operations Data
Revenue
Enterprise/Commercial	$40,187	$49,081	$55,487	$40,369	$33,028
Enterprise/State	2,144	3,453	13,372	21,632	3,177
Medicare	22,101	18,565	17,973	16,175	15,941
Private Exchange	12,314	10,795	9,015	6,403	6,180
Total Revenue	$76,746	$81,894	$95,847	$84,579	$58,326
Gross Margin
Enterprise/Commercial	$13,216	$11,906	$23,715	$10,323	$(747)
Enterprise/State	1,469	1,325	6,300	11,038	(1,121)
Medicare	14,872	11,460	10,651	9,451	7,839
Private Exchange	127	308	4,511	1,336	2,182
Total Gross Margin	$29,684	$24,999	$45,177	$32,148	$8,153

Consolidated Balance Sheet Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Condensed Consolidated Balance Sheet Data
Cash and cash equivalents	$7,743	$6,208	$5,424	$28,252	$2,277
Accounts receivable — net of allowances	11,094	8,390	10,792	12,128	20,935
Total assets(1)	83,078	82,488	82,689	111,390	93,202
Deferred revenue, total	37,670	40,916	52,578	73,737	87,855
Capital lease obligations, total	—	34	140	567	975
Current maturities of long-term debt(2)	32,616	578	1,441	4,479	5,431
Long-term debt(1) (2)	—	31,944	46,964	47,627	31,787
Total liabilities(1)	85,163	87,978	113,869	140,231	149,511
Total redeemable preferred stock	75,140	51,894	—	—	49,745
Common stock	23	23	22	22	1
Additional paid-in capital	97,723	101,985	101,546	96,365	9,013
Total stockholders' deficit	(77,225)	(57,384)	(31,180)	(28,841)	(106,054)

(1)

As of December 31, 2015, we early-adopted Accounting Standard No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company’s consolidated balance sheet is a reduction in Other Assets and Long-Term Debt of $954 and $1,031 as of December 31, 2014, and 2013, respectively.

(2)

On January 4, 2018, we amended our Senior Credit Facility to, among other things, (i) increase the available Revolving Credit Facility by $5.5 million through the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the Merger Agreement (the “Outside Date”), (ii) defer scheduled March 31, 2018 Term Loan principal repayments until the Outside Date, at which time the deferred $1.3 million is due and quarterly principal repayments of $1.3 million will resume through March 31, 2021, and (iii) replace the existing covenants with a minimum liquidity requirement of $1.5 million at all times from March 1, 2017 through the Outside Date. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement. On March 29, 2018, we obtained a waiver of the requirement to deliver Audited Financial Statements for the fiscal 2017 year without a “going concern” emphasis of matter paragraph. Because of the foregoing amendment and waiver, we have classified our entire December 31, 2017 outstanding Senior Term Note as short-term, which reflects the Company’s conclusion that absent the consummation of the January 4, 2018 Merger Agreement or some other financing alternative before June 4, 2018, the Company could not meet the existing restrictive covenants of the Senior Term Note.

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

We have included adjusted gross margin and adjusted EBITDA in this filing because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. We believe the exclusion of non-cash charges such as depreciation, amortization, goodwill impairment charges, loss on facility lease termination and stock-based compensation, along with our one-time Merger transaction costs from adjusted EBITDA and adjusted gross margin allows us to have additional insight into the core operating performance of our business. The amount of such expenses in any specific period may not directly correlate with the underlying performance of our business operations during the period and such expenses can vary significantly between periods. The use of adjusted EBITDA and adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude from these non-GAAP financial measures and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Additionally, securities analysts use a measure similar to adjusted EBITDA and adjusted gross margin as supplemental measures to evaluate the overall operating performance and comparison of companies, and we anticipate that our investor and analyst presentations will continue to include these measures. Accordingly, we believe that adjusted gross margin and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results.

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

•	although loss on facility lease termination is a non-cash charge, the liability recorded will require future cash to extinguish;
•	adjusted gross margin and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted gross margin and adjusted EBITDA do not reflect the potentially dilutive impact of stock-based compensation;
•	adjusted gross margin and adjusted EBITDA do not reflect interest or tax payments that could reduce the cash available to us; and
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Reconciliation from Gross Margin to Adjusted Gross Margin
Gross Margin	$29,684	$24,999	$45,177	$32,148	$8,153
Depreciation and amortization	3,867	3,857	3,846	3,892	3,739
Stock-based compensation expense	482	689	922	123	92
Adjusted Gross Margin	$34,033	$29,545	$49,945	$36,163	$11,984
Reconciliation from Net Loss to Adjusted EBITDA
Net Loss	$(15,544)	$(26,534)	$(7,343)	$(10,160)	$(26,384)
Depreciation and amortization	4,403	4,601	5,043	5,101	4,710
Interest expense	3,286	3,485	5,665	5,937	4,644
Other expense (income), net	509	2,239	140	(68)	—
Income tax provision (benefit)	20	(60)	51	33	(900)
Stock-based compensation expense	2,227	2,662	4,712	1,436	639
Impairment of goodwill	200	—	—	—	—
Loss on facility lease termination	1,988	—	—	—	—
Fixed asset impairment expense	63	—	—	—	—
Merger transaction expense	959	—	—	—	—
Change in fair value of contingent consideration	—	—	—	(951)	—
Total Net Adjustments	$13,655	$12,927	$15,611	$11,488	$9,093
Adjusted EBITDA	$(1,889)	$(13,607)	$8,268	$1,328	$(17,291)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have generally signed multiple-year subscription contracts for our software services. The timing of our invoices to our customer is a negotiated term and thus varies among our customers. For multiple-year agreements, it is common to invoice an initial amount at contract signing for implementation work that is deferred, followed by subsequent annual, quarterly or monthly invoices once we launch a customer, which is when our product is usable by the customer. At any point in the contract term, there may be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue or elsewhere in our consolidated financial statements and are considered by us to be Contracted Backlog. We define Contracted Backlog as the fixed amount of our customer agreements that we have not yet billed, which was approximately $78.4 million and $86.7 million as of December 31, 2017 and 2016, respectively.

Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers (including government customers) are able to terminate their respective contracts without cause or for convenience. Of our top 20 customers by 2017 revenue, some customers can terminate their contract for convenience upon written notice. These customers represented $31.7 million, or 40.4% of our Contracted Backlog balance as of December 31, 2017.

We fulfill a portion of the Contracted Backlog associated with a customer contract when the customer implementation process is complete.  Our implementation timelines can vary between one and 15 months based on the type of solution, source and condition of the data we receive from third parties, the configurations that we agree to provide and the size of the customer.  As a result, our implementation timelines are subject to significant uncertainties, which can have a material impact on our total Contracted Backlog and Contracted Backlog that we fulfill within a year.  The anticipated impact of the December 31, 2017 Contracted Backlog on each future year’s billings is as follows:

Year ending December 31	Millions of Dollars
2018	$36.6
2019	19.2
2020	18.8
Thereafter	3.8
TOTAL	$78.4

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

Software Revenue Retention Rate

We believe that our ability to retain our customers and expand the revenue we generate from them over time is an important component of our strategy and reflects the long-term value of our customer relationships. We measure our performance on this basis using a metric we refer to as our Software Revenue Retention Rate. We calculate this metric for a particular period by establishing the group of our customers that had active contracts for a given period (excluding our Enterprise/State customers, of which there was one, customer during the years ended December 31, 2017 and 2016 and two customers during the year ended December 31, 2015). We then calculate our Software Revenue Retention Rate by taking the amount of software revenue we recognized for this group in the subsequent comparable period (for which we are reporting the rate) and dividing it by the software revenue we recognized for the group in the prior period.

For the years ended December 31, 2017, 2016 and 2015, our Software Revenue Retention Rate was in excess of 91%.

Adjusted Gross Margin and Adjusted EBITDA

Adjusted gross margin represents our gross margin before depreciation and amortization expense, as well as stock-based compensation expense. Adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, represents net income (loss) before net interest, other expense, taxes, depreciation and amortization expense, adjusted to eliminate stock-based compensation, loss on facility lease termination, merger transaction expense, and non-cash changes in fair value of contingent consideration and impairments of goodwill, intangible, and other long-lived assets, if any. Adjusted gross margin and adjusted EBITDA are not measures calculated in accordance with GAAP, or Generally Accepted Accounting Principles. Please refer to “Selected Consolidated Financial Data—Adjusted Gross Margin and Adjusted EBITDA” in this Annual Report on Form 10-K for a discussion of the limitations of adjusted gross margin and adjusted EBITDA and reconciliations of adjusted gross margin to gross margin and adjusted EBITDA to net loss, the most comparable GAAP measurements, respectively, for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

Components of Operating Results

Revenue

We derive most of our revenue from software services fees, which primarily consist of subscription fees paid to us for access to, usage and hosting of our web-based software solutions, and related production support services.

Software services fees paid to us from our Enterprise/Commercial customers are contracted rates based on the size of the health plan using our solutions for a specified period of time, which usually ranges from three to five years, and the number of software modules used. Software services fees paid to us from our Enterprise/State customers have been based on contracted rates and the number of software solution modules being used for a specified period of time, which have ranged from one to three years. Software services fees paid to us from our Medicare and Private Exchange customers are based on the volume of enrollments for which our software solutions are utilized for a contracted period, which usually ranges from one to three years. Our customer contracts are generally only cancellable by the customer in an instance of our uncured breach, although some of our customers are able to terminate their respective contracts without cause or for convenience. Software services revenue accounted for approximately 80%, 69% and 67% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

Another component of our revenue is professional services, which we primarily derive from the implementation of our customers onto our platform, typically including discovery, configuration and deployment, integration, testing and training. In general, it takes from six to fifteen months to implement a new enterprise customer’s solution and from one to three months to implement a new Medicare or Private Exchange solution. Professional services revenue accounted for approximately 17%, 27% and 30% of our total revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

We generally invoice our customers for software services in advance, in monthly, quarterly or annual installments. We typically invoice our Medicare and Private Exchange customers for implementation fees at the inception of the arrangement. We generally invoice our Enterprise/Commercial customers for implementation fees at various contractually defined times throughout the implementation process. Implementation fees that have been invoiced are initially recorded as deferred revenue until recognized.

The Enterprise/State segment had one remaining customer as of December 31, 2017 and we anticipate this customer relationship will terminate in 2018.

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

Our cost of revenue is expensed as we incur the costs, with the exception of certain direct, incremental costs associated with new customer implementation efforts, which we defer. The related revenue from fees we receive for our implementation services performed before a customer is operating on our platform is deferred until the commencement of the usage of our software services, at which time the revenue is recognized ratably over the longer of the related contract term or the estimated period of customer benefit. Therefore, certain costs incurred in providing these services are expensed in periods prior to the recognition of the corresponding revenue. Our cost associated with providing implementation services has been significantly higher as a percentage of revenue than our cost associated with providing our on-going services due to the labor associated with providing implementation services. We took certain costs reduction actions in 2016 and 2017, which we anticipate will reduce our cost of revenue in future periods in terms of dollars and as a percentage of revenue.

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

General and administrative expense. General and administrative expense consists primarily of salaries and other personnel-related costs, including benefits, bonuses and stock-based compensation for administrative, finance and accounting, legal, information technology and human resource employees. Additional expenses include consulting and professional fees, insurance and other corporate expenses, travel, and expenses incurred as a result of operating as a public company, including costs associated with compliance with the Sarbanes-Oxley Act and other regulations governing public companies, costs of directors’ and officers’ liability insurance, professional services expenses, costs associated with an investor relations function and any goodwill impairments.

Other Expenses

Other expenses primarily consist of interest expense incurred on outstanding borrowings under our financing obligations, existing notes and credit facilities, along with financing related expenses to amend or extinguish existing notes and credit facilities.

Income Tax (Provision) Benefit

Income taxes primarily consist of United States federal and state income tax net operating loss benefits, net of changes in valuation allowances. Valuation allowances are recorded to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

Our income tax (provision) benefit was insignificant in the years ended December 31, 2017, 2016, and 2015 due to the recorded valuation allowance.

As a result of cumulative net operating losses, we have net operating loss carryforwards for federal income tax purposes of approximately $133.0 million as of December 31, 2017. State net operating loss carryforwards were approximately $92.0 million as of December 31, 2017. Our net operating losses will expire at various dates beginning in 2020, if not utilized. As a result of prior equity issuances and other transactions in our stock, we have experienced “ownership changes” under Section 382 which limit the amount of net operating loss carryforwards available to us. Our last completed Section 382 limitation study was through the tax year ended December 31, 2013.  We anticipate completing an updated Section 382 limitation study following the consummation of the January 4, 2018 Merger Agreement, which we believe will qualify as an ownership change and result in further limitation of the amount of net operating losses which may be available in future years. At December 31, 2017 we had a full tax valuation allowance offsetting the recorded tax benefit of our federal and state net operating loss carryforwards.

Results of Operations

Statements of Operations Data

The following table sets forth our consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands, except share and per share amounts)
Revenue	$76,746	$81,894	$95,847
Cost of Revenue (1)	47,062	56,895	50,670
Gross Margin	29,684	24,999	45,177
Operating Expenses:
Research and Development (1)	16,679	22,297	22,718
Sales and Marketing (1)	9,356	10,410	9,507
General and Administrative (1)	15,378	13,162	14,439
Total Operating Expenses	41,413	45,869	46,664

Loss from Operations	(11,729)	(20,870)	(1,487)
Other Expenses:
Interest Expense	3,286	3,485	5,665
Other Expense (Income), net	509	2,239	140
Loss before Income Taxes	(15,524)	(26,594)	(7,292)
Income Tax (Provision) Benefit	(20)	60	(51)
Net Loss	$(15,544)	$(26,534)	$(7,343)
Net loss per common share - basic and diluted	$(0.96)	$(1.31)	$(0.34)
Weighted Average Common Shares Outstanding - basic and diluted	22,791,178	22,275,256	21,813,407
Other Financial Data:
Adjusted gross margin	34,033	29,545	49,945
Adjusted EBITDA	(1,889)	(13,607)	8,268

(1)	Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cost of Revenue	$482	$689	$922
Research and Development	172	422	1,379
Sales and Marketing	187	243	518
General and Administrative	1,386	1,308	1,893

Our Segments

The following table sets forth segment results for revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Segment Statements of Operations Data:
Revenue:
Enterprise/Commercial	$40,187	$49,081	$55,487
Enterprise/State	2,144	3,453	13,372
Medicare	22,101	18,565	17,973
Private Exchange	12,314	10,795	9,015
Total Revenue	$76,746	$81,894	$95,847
Gross Margin:
Enterprise/Commercial	$13,216	$11,906	$23,715
Enterprise/State	1,469	1,325	6,300
Medicare	14,872	11,460	10,651
Private Exchange	127	308	4,511
Total Gross Margin	$29,684	$24,999	$45,177

Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Type:
Software services	$61,110	79.6%	$56,688	69.2%	$4,422	7.8%
Professional services	13,253	17.3%	22,354	27.3%	(9,101)	(40.7%)
Other	2,383	3.1%	2,852	3.5%	(469)	(16.4%)
Total revenue	$76,746	100.0%	$81,894	100.0%	$(5,148)	(6.3%)

The increase in software services revenue was primarily attributable to a $3.9 million increase in revenue from our Medicare software solutions and a $1.6 million increase from our Private Exchange software solutions, partially offset by a $1.1 million year-over-year decrease from our Enterprise/State and Enterprise/Commercial software solutions. The increases in software services revenue in our Medicare and Private Exchange segments were primarily attributable to incremental revenue from implemented new customer solutions and existing customers, as well as incremental transaction volume-based revenue. The decrease in Enterprise/State and Enterprise/Commercial software services revenue was attributable to the non-renewal of our last remaining Enterprise/State customer and several Enterprise/Commercial customers existing the Individual & Family Health Plan (IFP) marketplace in 2017 and consequently not renewing Company provided IFP software and services agreements.

The decrease in professional services revenue was primarily attributable to the inclusion of approximately $5.5 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the year ended December 31, 2017, along with a decrease in professional services revenue attributable to the recognition of previously deferred revenue related to pre-2016 software implementations where certain customers made a renewal decision in the last twelve months and either renewed without incurring similar upfront implementation professional services, or did not renew.

The $0.5 million decrease in other revenue was primarily due to less Private Exchange segment variable commission transactions in 2017 compared to 2016.

Segment Revenue

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Revenue by Segment:
Enterprise/Commercial	$40,187	52.4%	$49,081	59.9%	$(8,894)	(18.1%)
Enterprise/State	2,144	2.8%	3,453	4.2%	(1,309)	(37.9%)
Medicare	22,101	28.8%	18,565	22.7%	3,536	19.0%
Private Exchange	12,314	16.0%	10,795	13.2%	1,519	14.1%
Total Revenue	$76,746	100.0%	$81,894	100.0%	$(5,148)	(6.3%)

The decrease in our Enterprise/Commercial revenue was primarily attributable to a decrease in professional services revenue. The decrease in professional services revenue was primarily attributable to the inclusion of approximately $5.5 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the year ended December 31, 2017, along with the scheduled conclusion of amortization and recognition of previously deferred upfront software implementation revenue for certain customers.

The growth in revenue in each of our Medicare and Private Exchange segments was primarily attributable to an increase in software services revenue in each segment, driven by an increase in both the number of health plans and broker customers using our software solutions, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions.  The increase in revenue in our Private Exchange segment included an incremental $1.0 million of revenue in the year ended December 31, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Our Enterprise/State revenue reflects the impact of the wind down of our software services for the sole remaining customer.  We anticipate future efforts and revenue from this customer will cease in 2018.

Cost of Revenue

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Cost of Revenue	$47,062	61.3%	$56,895	69.5%	$(9,833)	(17.3%)

The decrease in cost of revenue was primarily attributable to a $7.2 million decrease in personnel-related and contractor costs supporting implemented solutions due, in part, to our fourth quarter 2016 cost alignment initiatives which continued into 2017, as well as a $2.8 million decrease in the recognition of previously deferred software implementation costs, partially offset by a $0.2 million increase in facility, third-party hosting and other expenses incurred to support current customers.

Segment Gross Margin

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Segment Gross Margin:
Enterprise/Commercial	$13,216	32.9%	$11,906	24.3%	$1,310	11.0%
Enterprise/State	1,469	68.5%	1,325	38.4%	144	10.9%
Medicare	14,872	67.3%	11,460	61.7%	3,412	29.8%
Private Exchange	127	1.0%	308	2.9%	(181)	(58.8%)
Total Gross Margin	$29,684	38.7%	$24,999	30.5%	$4,685	18.7%

The increase in Enterprise/Commercial gross margin was driven by the $10.2 million decrease in cost of revenue, partially offset by a $8.9 million decrease in revenue. The decrease in cost of revenue is primarily attributed to a $6.7 million decrease in personnel related costs resulting from improved alignment and operating leverage of delivery costs, and a $3.5 million decrease in the recognition of previously deferred upfront software implementation costs.  The decrease in upfront software implementation costs was primarily due to the satisfaction of contractual obligations with certain Enterprise/Commercial customers in 2016 that did not repeat in 2017. The decrease in revenue was primarily due to the inclusion of approximately $5.5 million of revenue in the comparable period related to the satisfaction of contractual obligations with certain Enterprise/Commercial customers that did not repeat in the year ended December 31, 2017, along with the scheduled conclusion of amortization and recognition of previously deferred upfront software implementation revenue for certain customers.

The increase in Enterprise/State gross margin was driven by certain one-time wind down arrangements with the sole remaining customer.

The increase in Medicare gross margin was attributable to a $3.5 million increase in revenue primarily related to both an increase in the number of health plans and broker customers using our platform, including our therapeutic alternatives engagement solution, DrugCompare, and the volume of variable usage fee transactions processed through our software solutions, partially offset by a $0.1 million increase in cost of revenue primarily related to infrastructure and hosting delivery costs to support the increased customers.

The decrease in Private Exchange gross margin was attributable to a $1.7 million increase in cost of revenue, partially offset by a $1.5 million increase in revenue. The increase in cost of revenue was primarily due to an increase in our cost structure to support current and expected customer growth in the segment. The increase in revenue was primarily attributable to an increase in the number of customers using our software solutions, including an incremental $1.0 million of revenue in the year ended December 31, 2017 from customers on software solutions acquired in our June 2016 acquisition of ConnectedHealth, LLC.

Research and Development

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Research and Development	$16,679	21.7%	$22,297	27.2%	$(5,618)	(25.2%)

The decrease in research and development expense was primarily attributable to a decrease in personnel-related costs as compared to the year ended December 31, 2016 from workforce rationalization and optimization efforts in late 2016 and continuing into 2017. Our 2016 research and development expense includes approximately $0.6 million of severance related to personnel reductions and leadership change actions taken in 2016. The expense reductions are intended to better align resources around initiatives that are core to our long-term growth strategy.

While we expect to continue our research and development investment in new software solutions and functionality, we believe such expense will decline, over time, to our long-term target of less than twenty percent of annual revenue.

Sales and Marketing

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Sales and Marketing	$9,356	12.2%	$10,410	12.7%	$(1,054)	(10.1%)

The decrease in sales and marketing expense was primarily attributable to a $0.9 million decrease in salaries and personnel-related costs related to a decrease in our sales and marketing headcount and discrete costs in the comparable 2016 period related to the end of service by our former Executive Vice President of Sales and Marketing. In addition, there was a $0.2 million increase in commission expense associated with higher commissionable booking levels in 2017 compared to 2016, offset by a $0.4 million decrease in other expenses. The increase in commission expense was attributable to revamping of our sales organization in 2016, which led to more commissionable bookings in 2017.

General and Administrative

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
General and Administrative	$15,378	20.0%	$13,162	16.1%	$2,216	16.8%

The increase in general and administrative expense was primarily attributable to a $2.0 million expense related to the Company’s decision to cease using and exit a leased facility, a $0.2 million goodwill impairment charge related to our Enterprise/Commercial business, along with approximately $1.0 million of professional fees incurred to evaluate and execute the January 4, 2018 Merger Agreement, all of which occurred in the fourth quarter of 2017. These costs were partly offset by a $1.0 million decrease of personnel related expenses, professional fees and other costs. Our 2016 general and administrative expense includes approximately $0.4 million of severance related to personnel reductions and leadership change actions taken in 2016 and $0.2 million of acquisition expenditures related to the June 2016 acquisition of ConnectedHealth, LLC.

Interest Expense

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Interest Expense	$3,286	4.3%	$3,485	4.3%	$(199)	(5.7%)

The decrease in interest expense was primarily attributable to a decrease in average borrowings outstanding during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease in our interest expense is directly attributable to our efforts to increase our balance sheet liquidity through our May 2, 2016, $52.0 million preferred stock offering, and repayment of our $30.0 million subordinated THL Note.

Other Expense

	Year Ended December 31,
	2017		2016		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$509	0.7%	$2,239	2.7%	$(1,730)	*

*	Not meaningful

The decrease in other expense, net was primarily attributable to the inclusion of a $0.6 million breakage fee and the $0.5 million recognition of original issue discount (OID) and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.7 million of refinancing fees and the recognition if $0.4 million of previously deferred financing costs triggered by the amendment of our bank Senior Credit Facility during the year ended December 31, 2016. These decreases were partially offset by the recognition of current and previously deferred financing costs in the year ended December 31, 2017 triggered by the March 10, 2017 amendment of our bank Senior Credit Facility.

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

The decrease in our Enterprise/Commercial revenue was primarily attributable to the accelerated recognition of $3.6 million of revenue from the second quarter 2015 termination of our contractual relationships with two customers and a $2.7 million decrease in the volume of software services delivered to Enterprise/Commercial customers due in part to transitioning customers to our upgraded software platforms. The decrease in our Enterprise/State revenue was primarily attributable to a year-over-year decrease from the completion of contractual relationships with two state exchange contracts in 2015, resulting in a reduction of subsequent software and professional services revenue. The Enterprise/State segment had one remaining customer at December 31, 2016.  As a result of the customer decline we anticipate future Enterprise/State revenue will be lower than prior periods.

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

In dollars and as a percentage of revenue, our cost of revenue increase was primarily attributed to higher than anticipated initial support costs for several Enterprise/Commercial customers and reflects the impact of adding to Private Exchange the relatively higher fixed cost structure of ConnectedHealth, LLC since the June 7, 2016 acquisition. We took certain costs reduction actions in 2016 and 2017, which we anticipate will reduce our cost of revenue in future periods in terms of dollars and as a percentage of revenue.

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

Other Expense

	Year Ended December 31,
	2016		2015		Period-to-Period Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(dollars in thousands)
Other expense (income), net	$2,239	2.7%	$140	0.1%	$2,099	*

*	Not meaningful

The increase in other expense, net was primarily attributable to a $0.6 million breakage fee and the $0.5 million recognition of original issue discount (OID) and deferred financing costs triggered by the early extinguishment of the THL Note, in addition to $0.7 million of refinancing fees and the recognition if $0.4 million of previously deferred financing costs triggered by the amendment of our bank Senior Credit Facility during the year ended December 31, 2016.

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

We have multiple sources of revenue, which fall under different sets of revenue recognition rules including accounting for revenue under multiple-element hosted arrangements and percentage of completion accounting. The determination of separability of the elements and fair value assessments require judgment.

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

At December 31, 2017, deferred revenue related to the Enterprise/Commercial segment was $23.3 million and is being recognized in our statements of operations over a weighted average period of approximately 3.5 years. If the weighted average period had been increased by one year to 4.5 years, the Enterprise/Commercial revenue for the year ended December 31, 2017 would have decreased by approximately $1.0 million.

Deferred Implementation Costs

We capitalize certain direct, incremental costs associated with new customer implementation efforts, and we account for those costs as deferred implementation costs, to the extent that they are deemed recoverable. We had $24.3 and $23.3 million of deferred implementation costs recorded as of December 31, 2017 and 2016, respectively. Deferred implementation costs are amortized consistent with the recognition of deferred revenue. The deferred implementation cost balance is subject to periodic impairment evaluation to determine recoverability of the asset. At every reporting period, we evaluate the recoverability of the deferred implementation costs, factoring in the remaining implementation schedule, estimated cost to complete the implementation effort and the probability of revenue in excess of deferred costs capitalized.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination over the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized but is subject to an annual impairment test. We test goodwill for impairment at the reporting unit level annually on October 31, or more frequently if events or changes in business circumstances indicate the carrying value may not be recoverable.

Determining the fair value of a reporting unit involves significant estimates and assumptions, which we believe to be reasonable, in light of the inherent uncertain nature of predicting the future economic prospects of our reporting units. We determine if the fair value of the reporting unit exceeds the unit’s carrying value, and the fair value of the reporting unit is less than its carrying value, we record an impairment charge.

Our Enterprise/Commercial, Medicare, and Private Exchange reporting units have goodwill of $7.5 million, $14.7 million, and $8.6 million, respectively, as of December 31, 2017, net of accumulated impairments. To determine the fair value of our reporting units, we use a discounted cash flow analysis and market comparisons, each being weighted equally. A discounted cash flow analysis requires significant assumptions and estimates about future operations. Significant judgments inherent in this discounted cash flow (“DCF”) analysis include the expected revenue growth and operating margins and the determination of an appropriate discount rate. The excess fair value over carrying value as of our latest assessment was $71.5 million for Medicare and approximately $1.4 million for Private Exchange. The Enterprise/Commercial carrying value exceeded fair value resulting in the recording of a $0.2 million non-cash goodwill impairment charge in 2017.

The Private Exchange reporting unit had approximately 16% excess fair value over carrying value, while Medicare has greater than 100% excess fair value. The following provides a summary of significant DCF judgments and estimates in the for the Enterprise/Commercial and Private Exchange reporting unit goodwill impairment tests as of October 31, 2017:

(Dollars in Millions)	Approximate Discount Rate	Approximate Impact on DCF Fair value of 0.5% Increase to Discount Rate
Enterprise/Commercial	17.0%	$(0.6)
Private Exchange	19.5%	(0.4)

The Enterprise/Commercial reporting unit anticipates a compounded annual growth rate of approximately 5.0% through 2025 before an assumed 3.0% terminal growth rate. The combination of revenue growth from anticipated new customers and add-on sales to existing customers, along with better leverage of operating costs are anticipated to result in future cash flows sufficient to recover the remaining goodwill. Should market conditions, especially in the individual and family plan market, not recover, or if our existing customers’ willingness to pay more for our software-as-a-service solutions falls short of our expectations, we may not be able to reduce operating expense to a level that allows us to recover the remaining $7.5 million of recorded goodwill.

The Private Exchange reporting unit anticipates a compounded annual growth rate of approximately 8.0% through 2025 before an assumed 3.0% terminal growth rate.  The revenue growth is anticipated to come from new and existing client software service arrangements that include variable transaction-based fees. The amount of actual revenue and cash these variable fee arrangements generate is dependent on market conditions and our customers’ success in using our software services to transact insurance enrollments. Should either market conditions or our customers’ efforts to generate transaction volumes fall short of our expectations, some or all of our reporting units’ goodwill may not be recoverable.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary need for liquidity is to fund working capital requirements, capital expenditures and for general corporate purposes, including to develop new technologies, make investments in or acquisitions of other businesses, solutions or technologies, and to repay portions of outstanding borrowings and interest on such borrowings. We have funded our operations primarily through cash from operating activities, debt borrowings, and the issuance of common and convertible preferred stock. As of December 31, 2017, we had cash and cash equivalents of $7.7 million.

For the years ended December 31, 2017, 2016, and 2015, our losses from operations were $11.7 million, $20.9 million, and $1.5 million, respectively, and cash used in operations was $14.6 million, $24.5 million, and $16.2 million, respectively. As a result of our lower than anticipated new client bookings and several unexpected Enterprise Commercial segment customers leaving the Individual and Family Health Plan (IFP) market and not renewing their IFP solutions in 2017, along with our continued efforts to grow our client base and invest in our software solutions, our December 31, 2017 liquidity was less than we previously expected.

The Company has taken a number of actions in 2016 through first quarter of 2018 to continue to support its operations and meet its obligations including the following:

•

On May 2, 2016, we issued and sold the newly created Series A Preferred Stock for an aggregate purchase price of $52.0 million.  Net of customary transaction costs, we received cash of approximately $49.3 million, of which we used approximately $30.6 million to subsequently repay the principal balance, accrued interest, loan termination and professional fees associated with the THL Note;

•

On June 8, 2016, we amended our existing senior credit facility (“Senior Credit Facility”), resulting in the extension of the facility to June 8, 2021 from January 18, 2018 and increased the term loan funding to $35.0 million from approximately $20.0 million;

•

During the second half of 2016 and in 2017 we put a greater focus on our overall profitability and aligning our cost structure with revenue and customer billings. We reduced our headcount to 320 at December 31, 2017, compared to 411 at December 31, 2015. We also consolidated the procurement of outside contract labor resources to reduce our cost of delivery;

•

On March 10, 2017, we completed the issuance of a newly created Series B Preferred Stock for an aggregate purchase price of $17.5 million. Net of customary transaction costs, we received cash of approximately $16.8 million, of which we used approximately $0.6 million to repay our outstanding Senior Credit Facility revolving line of credit balance, with the remainder of the net proceeds available for general corporate purposes;

•

In March 2017 and again in January 2018, the we amended our Senior Credit Facility to, among other things, (i) defer scheduled Senior Term Loan principal repayments until the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the Merger Agreement (the “Outside Date”), (ii) revise the EBITDA and

Minimum Liquidity covenants, and (iii) increase the available revolving credit facility from $500 to $6,000 through the later of June 4, 2018 or the Outside Date. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement; and

•

Finally, on January 4, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP Healthcare Holdings, Inc. (“Parent”), and FP Healthcare Merger Sub Corporation, a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Merger, if consummated by June 4, 2018, will result in the Company becoming a privately held company, which will eliminate the ongoing public company expense. Additionally, the Parent sponsors have agreed to invest up to $15.0 million of new capital and the Parent has secured a New Senior Credit Facility (“New Credit Facility”) that upon consummation of the Merger would provide the Company up to a $42.0 million term loan and $5.0 million line of credit. Although we believe the proposed Merger and related equity and debt financing are likely to occur and should provide us sufficient financing to meet our operating needs, successful completion of the Merger and financing are dependent on factors outside of our control. As such, we cannot conclude that the Merger will be effectively implemented within one year after the date that the consolidated financial statements are issued.

While our historical operating results indicate conditions exist that raise uncertainty related to our ability to continue as a going concern, we believe the actions taken and the Merger and related equity and debt financing discussed above is likely of occurring and mitigating the uncertainty raised by our historical operating results. We recognize, however, that successful and timely completion of the Merger is dependent on factors outside of our control. As such we cannot conclude that our Merger and related equity and debt financing will be effectively implemented before the existing minimum liquidity financial covenant of the Senior Credit Facility increases from $1.5 million to $15.0 million, and if we cannot meet our Senior Credit Facility Minimum Liquidity and EBITDA covenants, all of our outstanding indebtedness (approximately $32.6 million as of December 31, 2017) would become immediately payable and result in our inability to continue as a going concern without new financing.

Refer to Notes 3, 9, 10 and 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further detail.

Senior Credit Facility

We have a bank credit facility, as amended and restated from time to time (the “Senior Credit Facility”) that provides for short-term working capital and long-term investment needs.

On June 8, 2016, the Senior Credit Facility was amended and restated (the “June 2016 Amendment”), to among other things (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10.0 million of revolving credit through maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35.0 million (the “Senior Term Loan”).

The June 2016 Amendment was accounted for as an extinguishment of debt resulting in the immediate recognition of $0.4 million of previous deferred financing costs, which was recorded in Other expense, net in the statements of operations for the year ended December 31, 2016.

On November 4, 2016, we amended the Senior Credit Facility (the “November 2016 Amendment”), to among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the November 2016 Amendment, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10.0 million to $11.5 million, effective November 4, 2016, and $15.0 million effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loan, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. In connection with this amendment, we repaid $2.0 million of the outstanding Senior Term Loan and incurred bank fees of approximately $0.3 million.

On March 10, 2017, we amended the Senior Credit Facility (the “March 2017 Amendment”), to among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1.3 million will resume through March 31, 2021; (ii) replace the existing covenants with (a) a trailing twelve month EBITDA covenant of negative $12.0 million as of December 31, 2016 and a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA covenant from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1.5 million at all times from March 1, 2017 through March 31, 2018, and $15.0 million thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires achievement of at least negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018, positive $8,000 for the twelve months ended June 30, 2018 and September 30, 2018, and positive $9,000 for the twelve months ended December 31, 2018 and March 31, 2019.

On January 4, 2018, we amended the Senior Credit Facility (the “January 2018 Amendment”), to among other things, (i) increase the available Senior Revolving Credit Facility by $5,500 to $6,000 through the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the January 4, 2018 Merger Agreement (the “Outside Date”), (ii) defer scheduled March 31, 2018 Term Loan principal repayments until the Outside Date, at which time the deferred $1,313 is due and quarterly principal repayments of $1,313 will resume through March 31, 2021; (iii) replace the existing covenants with a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through the Outside Date. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement.

The Senior Credit Facility contains covenants and customary representations and warranties, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of December 31, 2017, we were in compliance with the financial covenants under the Senior Credit Facility, and on March 29, 2018, we obtained a waiver of the Senior Credit Facility requirement to deliver audited financial statements without a “going concern” emphasis of matter paragraph.  The Company expects to be in compliance with the Senior Credit Facility covenants from the waiver date through the anticipated second quarter 2018 Merger consummation date.

As of December 31, 2017, the interest rates on our outstanding Senior Term Loan and the Senior Revolving Credit Facility were 10.33% and 12.50%, respectively, including the incremental 2.50% per annum paid-in-kind interest.

Subordinated Loans

Prior to May 3, 2016 we had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., or the THL Note, for total proceeds of $30.0 million less $0.7 million of original issue discount. On May 3, 2016, we repaid the $30.0 million principal and accrued interest to settle the THL Note. The early extinguishment of the THL Note triggered a $0.6 million breakage fee and the immediate recognition of the remaining $0.5 million of OID and deferred financing costs, which were recorded in Other expense, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016 (see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

Outstanding Senior Credit Facility and Loan Balances

The Following table summarizes the principal balances of our outstanding borrowings as of December 31, 2017:

Outstanding
Principal Balance
(in thousands)
Credit Facility: Revolving line of credit	$—
Credit Facility: Term loans	32,616
$32,616

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

Preferred Stock Dividends

There have been no cash dividends paid in connection with the Series A or Series B Preferred Stock.

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

Cash Flows

Our cash flows were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash flows (used in) provided by:
Operating activities	$(14,620)	$(24,469)	$(16,192)
Investing activities	(232)	(5,682)	(1,317)
Financing activities	16,387	30,935	(5,319)
Net increase (decrease) in cash and cash equivalents	$1,535	$784	$(22,828)

Operating Activities

For the year ended December 31, 2017, our net cash and cash equivalents used in operating activities of $14.6 million consisted of a net loss of $15.5 million and $8.7 million of cash used by changes in working capital, partially offset by $9.6 million in adjustments for non-cash items. The cash used in working capital primarily consisted of a decrease in deferred revenue of $3.2 million, a $2.7 million increase in accounts receivable due to timing of certain contractual billing milestones, a $1.8 million decrease in accounts payable and a $1.0 million decrease in deferred implementation costs for amortization of previously installed customer solutions. The decrease in deferred revenue was a result of recognizing previously deferred upfront fees which are recognized as revenue ratably over the longer of the estimated period of customer benefit or contract, beginning once the software services have commenced. Overall the operating cash used was primarily a result of (i) lower than expected 2017 bookings, particularly in the Enterprise/Commercial segment, (ii) continued investment in research and development, and (iii) severance and workforce alignment cash expenditures as we continued to execute on our executive leadership, sales organization, and go to market transition strategy begun in late 2016.

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

Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $0.2 million, consisting $0.3 million for the purchase of property and equipment offset by $0.1 million of cash received from the finalization of the working capital adjustment related to the June 2016 acquisition of ConnectedHealth.

For the year ended December 31, 2016, net cash used in investing activities was $5.7 million, consisting of $4.7 million for the acquisition of ConnectedHealth, net of cash acquired, and $1.0 million, for the purchase of property and equipment.

For the year ended December 31, 2015, net cash used in investing activities was $1.3 million, for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $16.4 million for 2017, consisting of $16.8 million net proceeds from our March 10, 2017 Series B Preferred Stock offering. The proceeds were partially offset by payment of $0.4 million of financing and other fees. As a result of our March 10, 2017 amendment to the Senior Credit Facility we were permitted to defer all Senior Term Loan principal repayments until March 31, 2018.

Net cash provided by financing activities totaled $30.9 for 2016, consisting of $49.3 million net proceeds from our May 2, 2016 Series A Preferred Stock offering and $16.2 million of term debt borrowings under our Senior Credit Facility. The proceeds were partially offset by the $33.3 million repayment of the THL Note and term debt borrowings and payment of $1.1 million of financing and other fees.

For the year ended December 31, 2015, net cash used in financing activities totaled $5.3 million and consisted of $4.8 million in repayments of debt and capital lease obligations and $0.7 million in payments of offering costs related to our December 2014 IPO, offset by $0.3 million in net proceeds from employee stock option transactions.

Operating and Capital Expenditure Requirements

We believe that our existing cash and cash equivalent balances, the $6.0 million available revolving credit facility following the January 4, 2018 amendment of the Senior Credit Facility, and the proposed Merger related equity capital and debt financing, along with our actions to reduce our operating expenses and increase pricing for our software services will provide liquidity sufficient to meet our anticipated cash requirements through at least the next 12 months, including expected capital expenditure requirements of approximately $0.8 million. We recognize, however, that the successful and timely completion of the Merger is dependent on factors outside of our control, and as such there can be no assurance that the proposed Merger and related refinancing will occur before our existing Senior Credit Facility financial covenants become more restrictive. If we are unable to meet or amend the Senior Credit Facility financial covenants and cannot generate sufficient additional liquidity through the proposed Merger described above or through additional support from the Company’s investor base or some combination of other actions, all of the Company’s scheduled senior indebtedness (approximately $32.6 million at December 31, 2017) would become immediately due and payable in the event of default.

If our existing cash and cash equivalents and available Senior Revolving Credit Facility are insufficient to fund our operation prior to the consummation of the proposed Merger, or if the proposed Merger is not consummated as planned, we may seek to sell additional equity or convertible debt securities or enter into an additional credit facility. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

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

The following table reflects our revised estimated principal and interest payments as of December 31, 2017. Future events could cause actual payments to differ from these estimates.

		Less than 1			More than 5
Contractual Obligations:	Total	year	1-3 years	3-5 years	years
	(In thousands)
Long-term debt—Revolving line of credit
Principal (1)	$—	$—	$—	$—	$—
Interest (2)	—	—	—	—	—
Long-term debt—Other senior and subordinated(4)
Principal (3)	34,823	5,250	10,500	19,073	—
Interest (2)	6,798	2,423	3,776	599	—
Operating lease obligations	7,120	1,414	2,303	1,983	1,420
Total	$48,741	$9,087	$16,579	$21,655	$1,420

(1)

Repayment of the revolving line of credit is due at end of the term in June 2021.  The January 4, 2018 amendment increased the availability on the Revolving line of credit from $0.5 million to $6.0 million. There have been no borrowings subsequent to December 31, 2017 through the date of this Annual Report on Form 10-K.

(2)	Includes estimated interest payments based on contractual rates as of December 31, 2017.
(3)	Principal includes the 2.50% per annum paid-in-kind interest, which increases the outstanding principal balance of the term loan and is payable at maturity.
(4)

Amounts are classified as current on the December 31, 2017 in the Consolidated Financial Statements included in Part II, Item 8, because if the proposed Merger doesn’t close as we anticipate we may not be in compliance with certain covenants of our Senior Credit Facility during 2018, which would result in such amounts becoming due immediately, as discussed further in Notes 3, 9 and 17 to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for information on new accounting standards.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenue is less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Borrowings under the term loan and revolving line of credit with Wells Fargo Bank, which was entered into in January 2013, as amended, bear interest at rates that are variable. Increases in the LIBOR or Prime Rate would increase the amount of interest payable under these borrowings. We had total borrowings subject to a variable interest rate of $32.6 million and $32.5 million as of December 31, 2017, and 2016, respectively. As a result, each change of one percentage point in interest rates would result in an approximately $0.3 million and approximately $0.3 million change in our annual interest expense on our outstanding borrowings as of December 31, 2017 and 2016, respectively. Any debt we incur in the future may also bear interest at variable rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date, due to the material weakness in our internal control over financial reporting discussed below.

Material Weakness in Internal Control over Financial Reporting

In the fourth quarter of 2017, a material weakness in our internal control over financial reporting was identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified was related to our preparation and review of our annual goodwill impairment evaluation, which resulted in an initial incorrect assessment and measurement of a goodwill impairment charge related to our Enterprise/Commercial segment. The error has been corrected and the reported goodwill impairment charge for the year ended December 31, 2017 and the Enterprise/Commercial segment goodwill, net of accumulated impairments, as of December 31, 2017 is correctly stated in our annual report included in this Form 10-K. While our current and prior consolidated financial statements, as filed with the SEC, have not been misstated as a result of this material weakness, our management has determined that the control deficiency could have resulted in the misstatement of account balances or disclosures that could be material to our annual or interim consolidated financial statements, and such misstatement may not have been prevented or detected. Accordingly, our management has determined this control deficiency is a material weakness.

Remediation Plan

The control found to be deficient occurs when there are indicators of potential impairment of goodwill, and at least annually.  We anticipate enhancing the review process for our goodwill impairment evaluation, including formalizing the review process activities and documentation of those activities. We believe that this enhancement will remediate the material weakness, but the material weakness will not be considered remediated until the revised control operates for a sufficient period of time and management can thoroughly test and conclude that the control is designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weakness described above, there were no changes during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the material weakness in our internal control over financial reporting discussed above.

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

On March 29, 2018, the Company and its wholly owned-subsidiary, DestinationRX, Inc., entered into a limited waiver of the Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent for the lenders named therein (the “Agent”), pursuant to which the Agent, on behalf of the lenders, agreed to a limited waiver of the requirement under the Senior Credit Facility that the Company deliver audited financial statements for the Company’s 2017 fiscal year without a “going concern” or like qualification or exception (the “Waiver”).

As discussed in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we have concluded the timing of the proposed Merger is outside of our control and may not occur before the Company expects it would not be in compliance with certain of the financial covenants under the Senior Credit Facility.  As such, if the proposed Merger does not occur as anticipated the Company would likely not have sufficient capital to repay the loans under the Senior Credit Facility, which would become immediately due upon covenant default, which raises substantial doubt about our ability to continue as a going concern and has resulted in our Registered Public Accounting Firm’s issuance of an unqualified audit opinion with an explanatory “going concern” paragraph related to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company anticipates continued compliance with the Senior Credit Facility covenants from the date of the Waiver through the anticipated closing date of the proposed Merger.

The Waiver is filed as Exhibit 10.8.5 to this Annual Report on Form 10-K and incorporated into this Item 9B by reference, and the foregoing summary of the Waiver is qualified in its entirety by reference to such exhibit.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

We have a classified board of directors consisting of four Class I directors, two Class II directors and three Class III directors. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting date. Information regarding our directors as of March 16, 2018 is set forth below.

Name	Position	Age	Director Since
Class I Directors Whose Terms Expire at the 2018 Annual Meeting of Stockholders:
David A. Jones, Jr.	Chairman	60	2004
Kraig McEwen	Director	45	2017
Jeffery A. Surges	President, Chief Executive Officer and Director	50	2015
Russell S. Thomas	Director	55	2015
Class II Directors Whose Terms Expire at the 2019 Annual Meeting of Stockholders:
A. John Ansay	Director	61	2014
Ezra Perlman	Director	46	2016
Class III Directors Whose Terms Expire at the 2020 Annual Meeting of Stockholders:
Vickie L. Capps	Director	56	2014
Paul Kusserow	Director	56	2014

Directors Continuing in Office Until the 2018 Annual Meeting of Stockholders

Jeffery A. Surges has served as our Chief Executive Officer and as a member of our board of director since November 2015 and as our President since August 2016. Prior to joining the Company, Mr. Surges served as President of Healthgrades Operating Company, Inc., an online resource for comprehensive information about physicians and hospitals, from June 2014 through April 2015. Previously, Mr. Surges served as the Chief Executive Officer of Merge Healthcare Inc., a medical imaging company acquired by IBM in 2015, from November 2010 through August 2013, and as President of Sales for Allscripts Healthcare Solutions, Inc., a provider of healthcare information technology solutions, from January 2008 through November 2010. Mr. Surges also served as Chief Executive Officer of Extended Care Information Network, Inc. from 1999 through its acquisition by Allscripts Healthcare Solutions in December 2007. Mr. Surges currently serves on the board of directors of Orthus Health, Inc. and previously served as the chairman of the board of directors of Strategic Health Services, a privately held company, and previously served on the board of directors of Merge Healthcare from May 2010 through August 2013. Mr. Surges holds a B.A. from Eastern Illinois University. We believe that Mr. Surges’ extensive leadership experience with healthcare information technology companies and in the healthcare industry, along with his perspective as our Chief Executive Officer, makes him a crucial member of our board of directors.

David A. Jones, Jr. has been a member of our board of directors since 2004 and Chairman of the Board since 2011. Mr. Jones is the Chairman of Chrysalis Ventures, LLC, a venture capital firm which he founded in 1993. Mr. Jones has served on the board of directors of Humana Inc. (NYSE: HUM), a leading health and well-being company, since 1993 and served as chairman of the board from 2005 through 2010. In addition, Mr. Jones currently serves on the boards of Foundation Radiology Group, Inc., Insider Louisville, and meQuilibrium. Mr. Jones also serves on the board of the Humana Foundation and is a member of the Health Executives Network. Mr. Jones has a B.A. from Yale University and a J.D. from Yale Law School. We believe Mr. Jones’ diverse experience in the healthcare industry and his knowledge of emerging technologies and business models through his experience as a successful venture capital investor make him a valuable member and Chairman of our board of directors.

Kraig McEwen has been a member of our board of directors since May 2017. Since January 2017, Mr. McEwen has served as the Executive Chair and Board Member of TrellisRx, Inc., a specialty pharmacy services company. Prior to TrellisRx, Mr. McEwen was Chief Executive Officer of Aesynt, Inc., a provider of medication management systems for health systems, from November 2011 through January 2016. Mr. McEwen serves on the private company boards of Foundation Radiology Group Inc., Quantros, Inc., and Alung, Inc. Mr. McEwen holds a B.S. from Penn State University and an M.B.A. from University of Pittsburgh. We believe Mr. McEwen’s business leadership experience in the healthcare technology and services businesses make him a valuable member of our board of directors.

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

Directors Continuing in Office Until the 2019 Annual Meeting of Stockholders

A. John Ansay has been a member of our board of directors since August 2014. Mr. Ansay is the co-founder of Equian, LLC (formerly Health Systems International, Inc.), a payment integrity service and technology provider to the commercial health and workers’ compensation markets that he co-founded in 2001. He has also served as a Principal for Ansay & Associates, LLC, an independent insurance agency, since 1980. He was on the board of directors of Equian, Ansay & Associates and The Retirement Advantage, a third-party administrator for retirement plans. Mr. Ansay holds a B.S. in business from Marquette University. He was a Certified Insurance Counselor (CIC) and holds an inactive Certified Public Accountant (CPA) license. We believe that Mr. Ansay’s diverse experience in the healthcare industry and insurance industries makes him a valuable member of our board of directors.

Ezra Perlman has been a member of our board of directors since April 2016. Mr. Perlman is a Co-President of Francisco Partners and focuses primarily on investments in the software and services sectors, with a specific emphasis on healthcare technology. Prior to joining Francisco Partners in 2003, Mr. Perlman was a venture capitalist with Battery Ventures, where he was involved in identifying, executing and managing private equity investments in software companies. Mr. Perlman serves on the board of directors of Avalon Healthcare Solutions, LLC, eSolutions Inc., HealthcareSource HR, Inc., Landmark Health, LLC, Nextech Systems, LLC, and QGenda, Inc., all privately held companies. Mr. Perlman holds a B.A. in applied mathematics from Harvard University and an M.B.A. from the Stanford Graduate School of Business. We believe Mr. Perlman’s diverse experience in the healthcare industry and his experience as a successful venture capital and private equity investor make him a valuable member of our board of directors. Mr. Perlman was elected to our board of directors by designation of Francisco Partners.

Directors Continuing in Office Until the 2020 Annual Meeting of Stockholders

Vickie L. Capps has been a member of our board of directors since August 2014. Ms. Capps was the Chief Financial Officer of DJO Global, Inc., a medical device company, from 2002 to 2013. Prior to joining DJO Global, Inc., Ms. Capps served as the chief financial officer of several other public and private companies and as a senior audit and accounting professional at Ernst & Young LLP. Ms. Capps has served as a member of the board of directors of Otonomy, Inc. (Nasdaq: OTIC), a biopharmaceutical company, since March 2014 and is the chair of its audit committee and a member of its nominating and governance committee. Ms. Capps has also served as a member of the board of directors of NuVasive, Inc. (Nasdaq: NUVA), a medical device company, since June 2015 and is a member of its audit and nominating and governance committees. In addition, Ms. Capps is a member of the Senior Advisory Board of Consonance Capital Partners, a healthcare investment firm, and is a member of the board of directors of its portfolio company Eagle Rx, Inc., a provider of pharmacy services to the hospice industry. Ms. Capps is also a member of the board of directors of OmniGuide, Inc., a privately held medical device company. From December 2013 to August 2015, Ms. Capps served as a member of the board of directors of RF Surgical Systems, Inc. and the chair of its audit committee, prior to the company’s acquisition by Medtronic plc (NYSE: MDT). From 2007 to July 2010, Ms. Capps served as a member of the board of directors of SenoRx, Inc., a medical device company, prior to its acquisition by C. R. Bard, Inc. (NYSE: BCR) in July 2010. Ms. Capps is a California Certified Public Accountant and was recognized as CFO of the Year by the San Diego Business Journal in 2009 and 2010. She also serves on the boards of directors of the San Diego State University Research Foundation and The Santaluz Club. Ms. Capps holds a bachelor’s degree in business administration/accounting from San Diego State University. We believe that Ms. Capps’ strong skill set consisting of corporate finance, accounting, operations, investor relations, capital markets and strategic business development, along with her experience in the healthcare industry, makes her a valuable member of our board of directors.

Paul Kusserow has been a member of our board of directors since October 2014. Mr. Kusserow is the President and Chief Executive Officer and a member of the board of directors of Amedisys, Inc. (Nasdaq: AMED), a leading home health and hospice company that he joined in December 2014. Prior to joining Amedisys, Mr. Kusserow served as the Vice Chairman and President of Alignment Healthcare, Inc., an integrated clinical care company, from June 2014 to December 2014 and provided executive advisory services to companies and investors in the healthcare industry from December 2013 to June 2014. Previously, Mr. Kusserow was Senior Vice President and Chief Strategy, Innovations and Corporate Development Officer of Humana Inc., a leading health and well-being company, from January 2008 through December 2013. Mr. Kusserow currently serves on the board of directors of Amedisys, Inc., as well as on the boards of directors of New Century Health, Inc. and Picwell, Inc., both privately held companies. Mr. Kusserow previously served as the chairman of the board of directors of Availity Inc. and Healthsense, Inc., both privately held companies. Mr. Kusserow holds a B.A. from Wesleyan University and an M.A. from Oxford University. We believe Mr. Kusserow’s extensive experience in the healthcare industry makes him a valuable member of our board of directors.

Audit Committee

The members of the audit committee are Messrs. Ansay and Thomas and Ms. Capps, each of whom is a non-employee member of our board of directors. Ms. Capps serves as the chair of the audit committee. Our board of directors determined that each of Messrs. Ansay and Thomas and Ms. Capps is independent for purposes of the SEC rules and regulations as they apply to audit committee members. Our board of directors has determined that each of Messrs. Ansay and Thomas and Ms. Capps meet the requirements for financial literacy and sophistication, and that Ms. Capps qualifies as an “audit committee financial expert,” under the applicable SEC rules and regulations. The composition of our audit committee complies with all applicable requirements in the SEC rules and regulations.

Director Nominations

As described above under “Risk Factors – Risks Related to Ownership of Our Common Stock”, Francisco Partners has the right to designate a number of directors to our board of directors proportionate to its ownership of our outstanding voting securities and the Investor Committee of our board of directors has the sole authority to formally elect directors designated by Francisco Partners to our board of directors. For all other directors, our nominating and corporate governance committee is responsible for, among other things, assisting our board of directors in identifying qualified director nominees and recommending nominees for each annual meeting of stockholders. The nominating and corporate governance committee’s goal is to assemble a board that brings to our company a diversity of experience in areas that are relevant to our business and that complies with the applicable SEC rules and regulations. While we do not have a formal diversity policy for board membership, the nominating and corporate governance committee generally considers the diversity of nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. When considering nominees for election as directors, the nominating and corporate governance committee reviews the needs of the board for various skills, background, experience and expected contributions and the qualification standards established from time to time by the nominating and corporate governance committee. The nominating and corporate governance committee believes that directors must also have an inquisitive and objective outlook and mature judgment. Director candidates must have sufficient time available in the judgment of the nominating and corporate governance committee to perform all board and committee responsibilities. Members of the board of directors are expected to rigorously prepare for, attend and participate in all meetings of the board and applicable committee meetings.

Other than the foregoing and the applicable rules regarding director qualification, there are no stated minimum criteria for director nominees. However, at least one director must be a “financial expert” under the Exchange Act and the applicable SEC rules and regulations. The nominating and corporate governance committee also believes it appropriate for our Chief Executive Officer to participate as a member of the board of directors.

The nominating and corporate governance committee will evaluate annually the current members of the board whose terms are expiring and who are willing to continue in service against the criteria set forth above in determining whether to recommend these directors for election. Subject to the rights of Francisco Partners, the nominating and corporate governance committee will assess regularly the optimum size of the board and its committees and the needs of the board for various skills, background and business experience in determining if the board requires additional candidates for nomination.

Candidates for director nominations come to our attention from time to time through incumbent directors, management, stockholders or third parties. These candidates may be considered at meetings of the nominating and corporate governance committee at any point during the year. Such candidates are to be evaluated against the criteria set forth above. If the nominating and corporate governance committee believes at any time that it is desirable that the board consider additional candidates for nomination, the committee may poll directors and management for suggestions or conduct research to identify possible candidates and may engage, if the nominating and corporate governance committee believes it is appropriate, a third-party search firm to assist in identifying qualified candidates.

Our bylaws permit stockholders to nominate directors for consideration at an annual meeting. The nominating and corporate governance committee will consider director candidates validly recommended by stockholders.

To our knowledge, the current director appointed to our board of directors under an arrangement with Francisco Partners, Ezra Perlman, does not receive any additional compensation from Francisco Partners or any other third party specifically related to his service on our board of directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), directors and consultants. The Code is available on the investor relations section of our website at http://investors.connecture.com. A printed copy of the Code may also be obtained by any stockholder free of charge upon request to the Corporate Secretary, Connecture, Inc., 18500 West Corporate Drive, Suite 250, Brookfield, Wisconsin 53045. Any substantive amendment to or waiver of any provision of the Code may be made only by the board of directors, and will be disclosed on our website as well as via any other means then required by applicable law.

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

Executive Officers

Information regarding our executive officers as of March 16, 2018 is set forth below. Mr. Surges’ biography can be found on page 64 of this Form 10-K with the biographies of the other members of the board of directors. Biographies for our other executive officers, including our other named executive officers, are below.

Name	Age	Position
Jeffery A. Surges	50	President, Chief Executive Officer and Director
Brian D. Lindstrom	47	Chief Financial Officer and Secretary
Mark E. Granville	62	Chief Delivery Officer
Vincent E. Estrada	53	Executive Vice President, Corporate Development
Lea DeVillers	49	General Counsel

Brian D. Lindstrom has served as our Chief Financial Officer and Secretary since December 4, 2017. Prior to joining the Company, Mr. Lindstrom served as Chief Operating Officer of Datica Health, Inc., a provider of HIPAA compliant, cloud-based infrastructure for developers across healthcare, from December 2016 through November 2017. Previously, Mr. Lindstrom served as the Chief Financial Officer of Influence Health, Inc., a developer of clinical and digital marketing software for healthcare providers, from May 2013 through November 2016, and as Corporate Controller for Epic Systems, Inc., a provider of inpatient and ambulatory enterprise healthcare management software, from May 2007 through April 2013. Mr. Lindstrom is a CPA, holds a B.S. in accounting from Bradley University, M.S. from Purdue University and Advanced Management Program from University of Chicago.

Mark E. Granville has served as our Chief Delivery Officer since August 2016. Mr. Granville was our Senior Vice President and General Manager, InsureAdvantage from October 2012 until August 2016. Previously, Mr. Granville worked for the healthcare business of Thomson Reuters (now Truven Health Analytics Inc.), a provider of healthcare data, analytics and advisory services, where he served as Senior Vice President, Analytic Consulting, from January 2012 to October 2012 and as Senior Vice President, Client Experience from August 2009 to December 2012. He holds a B.B.A. in management information systems from Bowling Green State University and an MBA from the University of Wyoming–Casper.

Vincent E. Estrada has served as our Executive Vice President, Corporate Development, since December 4, 2017 and previously served as our Chief Financial Officer and Secretary beginning in January 2017. Before that, Mr. Estrada served as Chief Financial Officer and Executive Vice President of Business Development for HealthMEDX, LLC, a developer of electronic medical record (EMR) solutions for long-term and other non-acute care providers, during his tenure from December 2011 through its October 2016 acquisition by Netsmart Technologies, Inc. Mr. Estrada started his career as a Certified Public Accountant with Arthur Andersen & Co. in 1986, after receiving a BSA in Accounting and Finance from the University of Illinois.

Lea DeVillers has served as our General Counsel since June 2013. Previously, she was Corporate Counsel for us from December 2010 to June 2013. Prior to joining Connecture, she was in-house counsel for Blue Cross Blue Shield of Minnesota, a health insurance company, from 1996 to 2002, where she provided legal advice to the government programs business unit on a variety of transactional, regulatory compliance, and policy and legislative affairs matters. Ms. DeVillers was not employed from 2002 to 2010 when she was devoting her full time to family matters. Ms. DeVillers holds a B.A. from the University of Wisconsin–Milwaukee and a J.D. from the University of Virginia School of Law.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, with the exceptions below, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders during the fiscal year ended December 31, 2017 were satisfied.

Jeffery A. Surges filed two late reports with respect to transactions that occurred on January 12, 2017 and February 12, 2017. Brian D. Lindstrom filed a late Form 3 on December 15, 2017.

Item 11.	Executive Compensation

Summary Compensation Table

The following table presents compensation information for fiscal 2017 and 2016 paid to, or earned by, our principal executive officer and our two other most highly compensated persons serving as executive officers as of December 31, 2017. We refer to these executive officers as our “named executive officers” in this Form 10-K.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	All Other Compensation(3)	Total
Jeffery A. Surges	2017	$450,000	$168,750	$352,950	$—	$11,214	$982,914
President and Chief Executive Officer	2016	450,000	—	914,125	—	7,020	1,371,145
Vincent E. Estrada(4)	2017	300,000	112,500	386,475	103,607	5,214	907,796
Executive Vice President, Corporate Development
Mark E. Granville	2017	315,000	178,125	132,356	—	10,188	635,669
Chief Delivery Officer	2016	300,417	30,000	—	54,587	9,118	394,122

(1)

Amounts reflect aggregate amount earned under the 2017 Executive Bonus Plan approved by the board of directors.  Additionally, Mr. Granville’s 2017 Bonus includes a $60,000 discretionary retention bonus and Mr. Granville’s 2016 bonus includes a $30,000 discretionary bonus paid in connection with Mr. Granville’s promotion to Chief Delivery Officer, both of which were approved by the compensation committee of the board of directors.

(2)

Amounts reflect the aggregate grant date fair value of restricted stock unit (“RSU”) awards and stock option awards granted during the indicated fiscal year, computed in accordance with ASC Topic 718, Compensation-Stock Compensation. Assumptions used in calculating these amounts are described in Note 11 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The amounts reported reflect the accounting cost for these awards, and do not correspond to the actual economic value that our named executive officers may receive from these awards.

(3)	Unless otherwise noted, represents fiscal 2017 and 2016 401(k) matching contributions and the taxable value of Company-provided life insurance.
(4)	Mr. Estrada served as our Chief Financial Officer from January 1, 2017 until December 4, 2017.

Potential Payments Upon Termination and Change in Control

Generally

Jeffery A. Surges, our President and Chief Executive Officer, is party to an employment agreement with us effective November 12, 2015. Mr. Surges’ employment agreement has no specific term and constitutes at-will employment. Mr. Surges’ annual base salary is $450,000, and beginning in fiscal 2016, he was eligible to receive an annual bonus of 50% of his annual base salary. Mr. Surges is also eligible to receive benefits that are substantially similar to those of our other employees. Except as set forth in our 2017 executive retention compensation plan (the “Retention Plan”), payment of any bonus to Mr. Surges is subject to the sole and absolute discretion of the Compensation Committee. Pursuant to Mr. Surges’ agreement, in the event Mr. Surges is terminated without cause or if Mr. Surges voluntarily terminates his employment with us for good reason, we are obligated to pay him (i) an amount equal to 100% of his then-current annual base salary, to be paid out in monthly installments over a period of 12 months, (ii) the premium for Mr. Surges and his dependents’ group health care continuation coverage for 12 months, (iii) vested benefits under any employee benefit plan and any earned but unpaid bonus, and (iv) if such termination is after June 30, a prorated target bonus. If such termination occurs within 12 months of a change in control (as defined in our 2014 Equity Incentive Plan), 100% of Mr. Surges’ outstanding but unvested equity awards will vest in full. For purposes of Mr. Surges’ agreement, “cause” means (i) theft, dishonesty, willful misconduct, breach of fiduciary duty for personal profit, or falsification of any Company documents or records; (ii) material failure to abide by the Company’s code of conduct or other policies, which failure, to the extent such failure can be cured, is not cured within a reasonable period of time after written notice; (iii) unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company; (iv) any intentional act that has a material detrimental effect on the Company’s reputation or business; (v) repeated failure to perform any reasonable assigned duties after written notice of, and a reasonable opportunity to cure, such failure; (vi) any material breach of any employment, service, non-disclosure, non-competition, non-solicitation or other similar agreement with the Company, which breach is not cured pursuant to the terms of such agreement; or (vii) conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude or that impairs Mr. Surges’ ability to perform his duties. For purposes of Mr. Surges’ agreement, “good reason” is defined as Mr. Surges’ resignation (i) if we, without his written consent, (a) materially reduce Mr. Surges’ then-current authority, duties or responsibilities; (b) materially reduce Mr. Surges’ then-current base salary, unless substantially all other executive management employees’ base salaries are similarly or proportionally reduced; (c) materially change the geographic location at which Mr. Surges must perform services for us; or (d) materially breach the employment agreement; and (ii) Mr. Surges provides written notice of the action to us within 60 days, we do not remedy the action within 30 days (the cure period) and Mr. Surges resigns within ten days of the expiration of the cure period. Mr. Surges is also subject to certain restrictive requirements that provide that Mr. Surges will (i) not solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

Vincent E. Estrada is party to an employment agreement with us effective January 1, 2017, as amended. Mr. Estrada’s employment agreement has no specific term and constitutes at-will employment. Mr. Estrada’s annual base salary was $300,000 until December 31, 2017, and $85,000 thereafter. In fiscal 2017, he was eligible to receive an annual bonus of 50% of his annual base salary of $300,000. Mr. Estrada is also eligible to receive benefits that are substantially similar to those of our other employees. Payment of any bonus to Mr. Estrada is subject to the sole and absolute discretion of the Compensation Committee. Pursuant to Mr. Estrada’s agreement, in the event Mr. Estrada is terminated without cause or if Mr. Estrada voluntarily terminates his employment with us for good reason, we are obligated to pay him (i) an amount equal to 100% of his then-current annual base salary, to be paid out in monthly installments over a period of 12 months, (ii) the premium for Mr. Estrada and his dependents’ group health care continuation coverage for 12 months, and (iii) vested benefits under any employee benefit plan. For purposes of Mr. Estrada’s agreement, “cause” means (i) theft, dishonesty, willful misconduct, breach of fiduciary duty for personal profit, or falsification of any Company documents or records; (ii) material failure to abide by the Company’s code of conduct or other policies, which failure, to the extent such failure can be cured, is not cured within a reasonable period of time after written notice; (iii) unauthorized use, misappropriation, destruction or diversion of any tangible or intangible asset or corporate opportunity of the Company; (iv) any intentional act that has a material detrimental effect on the Company’s reputation or business; (v) repeated failure to perform any reasonable assigned duties after written notice of, and a reasonable opportunity to cure, such failure; (vi) any material breach of any employment, service, non-disclosure, non-competition, non-solicitation or other similar agreement with the Company, which breach is not cured pursuant to the terms of such agreement; or (vii) conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude or that impairs Mr. Estrada’s ability to perform his duties. For purposes of Mr. Estrada’s agreement, “good reason” is defined as Mr. Estrada’s resignation (i) if we, without his written consent, (a) materially reduce Mr. Estrada’s then-current authority, duties or responsibilities; (b) materially reduce Mr. Estrada’s then-current base salary, unless substantially all other executive management employees’ base salaries are similarly or proportionally reduced; (c) materially change the geographic location at which Mr. Estrada must perform services for us; or (d) materially breach the employment agreement; and (ii) Mr. Estrada provides written notice of the action to us within 60 days, we do not remedy the action within 30 days (the cure period) and Mr. Estrada resigns within ten days of the expiration of the cure period. Mr. Estrada is also subject to certain restrictive requirements that provide that Mr. Estrada will (i) not solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

Messrs. Surges and Estrada are also party to separation pay agreements with us, each dated July 21, 2017. Pursuant to the separation pay agreements, Messrs. Surges and Estrada will be entitled to cash severance of $225,000 and $150,000, respectively, in the event that either officer is terminated by us without cause or resigns for good reason, subject to compliance with the terms of such officer’s employment agreement with respect to the payment of separation benefits. The cash severance provided for in the separation pay agreement is in addition to any separation benefits provided for by the officer’s existing employment agreements.

Mark E. Granville is party to a separation pay agreement with us, dated September 10, 2012, as amended. Pursuant to Mr. Granville’s agreement, in the event Mr. Granville is terminated without cause, we are obligated to (i) pay him an amount equal to 75% of his then-current annual base salary, to be paid out in equal monthly installments over a period of nine months, and (ii) pay the premium for Mr. Granville and his dependents’ group health care continuation coverage for nine months. Mr. Granville is also party to a letter agreement with us, dated March 30, 2017. Pursuant to the letter agreement, if Mr. Granville remains employed with us through December 31, 2017 or if he is terminated by us without cause prior to that date, we will pay him a bonus of $30,000. For purposes of Mr. Granville’s separation pay agreement and letter agreement, “without cause” was defined as any termination for reasons other than (i) death; (ii) disability; (iii) mutual agreement; or (iv) cause. “Cause” was defined as (i) willful insubordination; (ii) any act or omissions that is, or is likely to be, intentionally injurious to the Company or the business reputation of the Company; (iii) willful misconduct, dishonesty, fraud or malfeasance that results in injury to the Company; or (iv) indictment for, conviction or the entry of a plea of guilty or no contest to a felony or crime involving moral turpitude. Mr. Granville is also subject to certain restrictive requirements that provide that Mr. Granville will (i) not solicit our employees or customers during employment and for a period of 12 months after the termination of employment, (ii) not compete with us or assist any other person to compete with us during employment and a period of 12 months after the termination of employment and (iii) protect our confidential and proprietary information and to assign to us intellectual property developed during the course of employment.

Messrs. Surges, Estrada and Granville are also participants in our Retention Plan and party to executive bonus agreements under the Retention Plan. Pursuant to the Retention Plan, participating employees may receive equity awards or cash awards, or both. All equity awards are in the form of RSUs to be settled in shares of our common stock pursuant to our 2014 Stock Incentive Plan, as amended (the “2014 Plan”) upon a qualifying change in control and feature a combination of RSUs with time-based and performance-

based vesting conditions as specified in the Retention Plan. Cash awards consist of retention bonus arrangements (the “Bonus Arrangements”), pursuant to which the recipient will be entitled to a retention bonus and a contingent bonus. The retention bonus will be payable in cash upon a change in control or if a change in control has not occurred within five years of the date of the Retention Plan, in shares of our common stock. The contingent bonus will be payable in cash only upon a change in control that occurs within five years of the date of the Retention Plan and in which the consideration payable for a share of our common stock equals or exceeds a threshold established by our board of directors as of the approval of the Retention Plan. In the event that a change in control occurs within six months of either Messrs. Surges or Estrada being terminated by us without cause or resigning for good reason (each as defined in the respective officer’s employment agreement), such officer will be entitled to receive the retention bonus and contingent bonus if the criteria for payment are satisfied. For all other participating employees, the recipient must be employed by us on the date of payment in order to receive either bonus award. In addition, in order for a Bonus Arrangement to be payable, the applicable change in control must satisfy the conditions for such event set forth in the Retention Plan.

Although the Retention Plan provided for potential grants of performance-based RSUs, these potential grants were subject to (a) approval by our stockholders of an amendment to the 2014 Plan to increase the number of shares of our common stock available for issuance under the 2014 Plan and (b) approval by our board of directors of individual grants. We did not adopt, and our stockholders did not approve, an amendment to the 2014 Plan, and our board of directors did not approve any individual grants of performance-based RSUs under the Retention Plan. Accordingly, no performance-based RSUs have been granted pursuant to the Retention Plan.

The amounts payable to the Company’s principal executive officer, principal financial officer and current named executive officers pursuant to the Retention Compensation Plan are as follows:

Name and Principal Position	RSUs with Time-Based Vesting	Retention Bonus	Contingent Bonus
Jeffery A. Surges, Chief Executive Officer	500,000	$750,000	$250,000
Vincent E. Estrada, Executive Vice President of Corporate Development and Former Chief Financial Officer	250,000	$375,000	$125,000
Mark E. Granville, Chief Delivery Officer	187,500	$100,000	$33,333

In addition, under our 2014 Plan, certain stock option agreements and restricted stock unit agreement applicable to our named executive officers provide that in the event of a change in control, the respective awards granted to our named executive officers will vest in full immediately before and contingent upon the change in control, subject to continuous service through the date of the change in control. Specifically, with respect to Mr. Surges, upon a change in control all unvested shares subject to any outstanding equity grants issued to Mr. Surges for which the vesting is time based will accelerate and vest in full. In addition, with respect to equity grants to Mr. Surges for which the testing is based on the Company’s stock price, to the extent that the price per share of the Company’s Common Stock as of the closing of the change in control transaction meets or exceeds a stock price threshold in the applicable vesting schedule, such threshold will be deemed to have been achieved notwithstanding any durational requirements for the market price of the Company’s Common Stock otherwise contained in award agreement. As noted above, if Mr. Surges is terminated without cause or resigns for good reason within 12 months of a change in control, all of Mr. Surges’ outstanding but unvested equity awards will vest in full.

Merger Agreement with Francisco Partners

As further discussed below under “Related Party Transactions—Merger Agreement,” on January 4, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP Healthcare Holdings, Inc., a Delaware corporation (“Parent”), FP Healthcare Merger Sub Corporation, a Delaware corporation and indirect subsidiary of Parent (“Merger Sub,” and together with Parent, “Purchasers”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), the separate corporate existence of Merger Sub will cease and we will continue our corporate existence under Delaware law as the surviving corporation in the Merger. Parent will own 100% of our equity interests following the transactions contemplated by the Merger Agreement.

Payments to Executive Officers and Directors in Respect of Company Equity Awards

Pursuant to the terms of the Merger Agreement, other than as described below, all unvested RSUs held by our executive officers will be canceled for no consideration. In addition, all vested and unvested stock options held by our executive officers have exercise prices in excess of the merger consideration of $0.35 per share, and therefore, such stock options will be canceled as of the effective time of the Merger for no consideration. As discussed above, certain of our named executive officers were issued retention bonus awards and time-based RSUs pursuant to the Retention Plan that are payable or entitled to settlement, respectively, only upon a qualifying change in control as set forth in the Retention Plan. The Merger does not constitute a qualifying change in control pursuant to the Retention Plan, and therefore, such unvested RSUs will be canceled for no consideration and the cash retention bonus awards will not be payable in connection with the Merger.

Pursuant to the terms of their respective employment agreements, Messrs. Surges and Estrada are entitled to full acceleration of their other unvested equity awards with time-based vesting conditions upon completion of the Merger. As all unvested stock options held by Messrs. Surges and Estrada have exercise prices in excess of the merger consideration of $0.35 per share, such stock options will be canceled as of the effective time of the Merger for no consideration. However, Messrs. Surges and Estrada will receive payment in respect of unvested RSUs with time-based vesting conditions (other than those granted pursuant to the Retention Plan).

The table below sets forth the total number of shares of common stock subject to unvested RSUs that will accelerate upon the effective time of the Merger with respect to each named executive officer who holds such RSUs, assuming that the closing of the Merger were to occur on March 27, 2018. The amount payable listed below reflects the number of shares subject to unvested RSUs that will accelerate multiplied by the merger consideration of $0.35 per share, without regard to any required withholding of taxes.

Payments Resulting from Acceleration of Unvested Equity Awards

Name	Unvested RSUs Accelerating	Merger Consideration Payable ($)
Jeffery A. Surges	49,928	$17,475
Vincent E. Estrada	83,338	$29,168

Additional Severance Arrangements

As discussed above, pursuant to the terms of separation pay agreements entered into with Mr. Surges and Mr. Estrada on July 21, 2017, Mr. Surges and Mr. Estrada are entitled to additional cash severance of $225,000 and $150,000, respectively, in the event of a qualifying termination (i.e., a termination by the Company without “cause” or by Mr. Surges or Mr. Estrada with “good reason”) within 12 months of the Merger.

In addition, under the terms of his employment agreement, Mr. Surges would receive acceleration of vesting of all unvested equity awards he holds with performance-vesting conditions upon a qualifying termination within 12 months of the Merger, but all such awards will be canceled without consideration as of the effective time of the Merger.

401(k)

We have established a tax-qualified employee savings and retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $18,000 for those under age 50 and $24,000 for those 50 and older in 2017, and have us contribute the amount of this reduction to the 401(k) plan. In 2017, we matched up to 40% of the first 6% of employee contributions. Our contributions were approximately $0.7 million in the years ended December 31, 2017 and 2016. We intend for the 401(k) plan to qualify under Section 401 of the Code so that contributions by employees or by us to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our named executive officers during fiscal 2017.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our named executive officers during fiscal 2017.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information regarding outstanding equity awards held by our named executive officers at December 31, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(1)
Jeffery A. Surges	—	65,000(2)	$3.93	11/12/2025	68,693(3)	$10,991
	24,314(4)	10,686(4)	$3.93	11/12/2025	355,000(5)	$56,800
					500,000(6)	$80,000
Vincent E. Estrada	—	125,000(7)	$1.68	1/1/2027	125,000(8)	$20,000
					250,000(6)	$40,000
Mark E. Granville	155,410(9)	—	$1.866	10/26/2022	3,334(10)	$533
	24,177(11)	5,823(11)	$11.37	4/29/2025	187,500(6)	$30,000

(1)	Shares of common stock.
(2)	This option grant vests in accordance with certain milestones based on the price per share of the Company’s common stock.
(3)	This RSU award vested with respect to 1/3 of the shares on November 12, 2016, and vests as to 1/36 of the shares on each full month following November 12, 2016, until fully vested.
(4)	This option grant vested with respect to 1/3 of the shares on November 12, 2016, and vests as to 1/36 of the shares on each full month following November 12, 2016, until fully vested.
(5)	This RSU award vests in accordance with certain milestones based on the price per share of the Company’s common stock.
(6)

This RSU award vests upon the satisfaction of both an event condition and service condition before July 21, 2022.  The event condition is a qualified Change in Control while employed or July 21, 2022, whichever is earlier. The service condition vests as to 1/3 of the shares on each anniversary of the July 21, 2017 grant date.

(7)	This option vested with respect to 1/3 of the shares on January 1, 2018 and vests as to 1/3 on each of January 1, 2019 and 2020.
(8)	This RSU grant vested with respect to 1/3 of the shares on January 1, 2018 and vests as to 1/3 on each of January 1, 2019 and 2020.
(9)	This option grant was fully vested as of December 31, 2017 and is fully exercisable.
(10)	This RSU award vested with respect to 1/3 of the shares on each of July 1, 2016 and 2017, and vests as to 1/3 of the shares on each of July 1, 2018.
(11)	This option grant vested with respect to 1/3 of the shares on July 1, 2016, and vests as to 1/36 of the shares on each full month following July 1, 2016, until fully vested.

Compensation of Directors

In connection with our initial public offering, in December 2014, we implemented a director compensation policy, pursuant to which our non-employee directors and directors not affiliated with our institutional investors are entitled to receive an annual cash fee of $44,000 and an annual equity award of $66,000 in restricted stock. The number of shares underlying the restricted stock units is determined by dividing $66,000 by the closing price of our common stock on the date of grant, and the restricted stock units vest quarterly over four quarters beginning one quarter following the date of grant, provided that the director continues to serve as a director through such vesting date. The audit committee chairperson receives an annual fee of $12,000. The compensation committee chairperson receives an annual fee of $10,000. The nominating and corporate governance committee chairperson receives an annual fee of $10,000. Members of our board of directors are also reimbursed for travel and other out-of-pocket expenses in connection with attending meetings.

In addition, Kraig McEwen provides consulting services to senior management of the Company as requested by the Board pursuant to an Independent Contractor Consulting Agreement (the “McEwen Consulting Agreement”), effective as of May 10, 2017, between Mr. McEwen and the Company.  Under the terms of the McEwen Consulting Agreement, Mr. McEwen received a number of RSUs for shares of the Company’s common stock in an amount equal to $110,000 divided by the closing price of a share of the Company’s common stock on May 10, 2017, the effective date of the McEwen Consulting Agreement, which closing price was $0.82. The RSUs vest quarterly over a one-year period beginning on the first day of the first quarter following the date of grant, subject in each case to continuous service pursuant to the McEwen Consulting Agreement as of each vesting date.  The RSUs are in addition to, and separate from, Mr. McEwen’s compensation for his service as a director and constitute the sole consideration payable to Mr. McEwen for his services pursuant to the McEwen Consulting Agreement during its initial one-year term.

In connection with the November 2017 indication of interest from Francisco Partners (the “Initial Proposal”) to acquire all of the outstanding common equity securities of the Company that it did not already own (the “Proposed Transaction”), a special committee of independent directors was formed to analyze, investigate and negotiate the Proposed Transaction and any alternative transaction to the Proposed Transaction. The board approved a monthly cash fee of $16,875 and $10,313 for the committee chairperson and each committee member, respectively.

The following table sets forth information concerning the compensation earned during the last fiscal year by each director who received such compensation. Our President and Chief Executive Officer, Jeffery Surges, did not receive additional compensation for his services as a director and, consequently, is not included in the table. The compensation received by Mr. Surges as an employee is presented in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
A. John Ansay(2)	$59,469(8)	$66,000	$125,469
Vickie L. Capps(3)	81,313(9)	66,000	147,313
David A. Jones, Jr.(4)	—	—	—
Paul Kusserow(5)	69,469(10)	66,000	135,469
Kraig McEwen(6)	28,165	176,000	204,165
Ezra Perlman(4)	—	—	—
Russell S. Thomas(7)	44,000(11)	66,000	110,000

(1)

Unless otherwise noted, amount represents the grant date fair value of RSUs granted on May 25, 2017, as computed in accordance with ASC Topic 718, Compensation-Stock Compensation. Assumptions used in calculating these amounts are described in Note 11 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The amounts reported reflect the accounting cost for these awards, and do not correspond to the actual economic value that our directors may receive from these awards.

(2)	Mr. Ansay held 40,244 unvested restricted stock units as of December 31, 2017.
(3)	Ms. Capps held 40,244 unvested restricted stock units as of December 31, 2017.
(4)

Messrs. Jones and Perlman did not receive compensation for their services as directors in 2017 pursuant to our director compensation policy, which provides that non-employee directors affiliated with our institutional investors do not receive such compensation. Neither Messrs. Jones and Perlman personally held any unvested restricted stock units or any unexercised option awards as of December 31, 2017.

(5)	Mr. Kusserow held 40,244 unvested restricted stock units as of December 31, 2017.
(6)	Mr. McEwen held 107,317 unvested restricted stock units as of December 31, 2017, which includes 67,073 of unvested restricted stock units issued pursuant to the McEwen Consulting Agreement.
(7)	Mr. Thomas held 40,244 unvested restricted stock units as of December 31, 2017.
(8)	Consists of a $44,000 annual cash fee for service on the board of directors and a $15,469 cash fee for service on the special committee of the board of directors.
(9)

Consists of a $44,000 annual cash fee for service on the board of directors, a $12,000 cash fee for service as the audit committee chair, and a $25,313 cash fee for service as the special committee chair.

(10)

Consists of a $44,000 annual cash fee for service on the board of directors, a $10,000 cash fee for service as the compensation committee chair, and a $15,469 cash fee for service on the special committee of the board of directors.

(11)	Consists of a $44,000 annual cash fee for service on the board of directors.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

•

The following table and footnotes set forth information with respect to the beneficial ownership of our common stock as of March 27, 2018, by each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers;
•	each of our current directors; and
•	all of our current directors and current executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power.

Applicable percentage ownership for our common stock in the following table is based on 23,255,102 shares of Common Stock outstanding as of March 27, 2018, and the assumed conversion as of such date, of all 52,000 outstanding shares of our Series A Preferred Stock into 15,125,711 shares of Common Stock and all 17,500 shares of our Series B Preferred Stock into 10,694,902 shares of Common Stock, for an aggregate of 49,075,715 shares of Common Stock deemed outstanding for voting purposes (excluding shares of Common Stock subject to equity awards). Each share of Series A Preferred Stock is convertible, at the option of the holder, into a number of shares of Common Stock determined by dividing the sum of the stated value of such share of Series A Preferred Stock on the conversion date and any accrued and unpaid dividends with respect to such share by a conversion price initially equal to $4.50 per share of Series A Preferred Stock, which was adjusted to $3.96 as a result of the issuance of our Series B Preferred Stock. Each share of Series B Preferred Stock is convertible, at the option of the holder, into a number of shares of Common Stock determined by dividing the sum of the stated value of such share of Series B Preferred Stock on the conversion date and any accrued and unpaid dividends with respect to such share by a conversion price initially equal to $1.91 per share of Series B Preferred Stock. Each share of our Series A Preferred Stock and our Series B Preferred Stock is entitled to cast one vote for each share of our common stock that would be issuable upon conversion of such share of Preferred Stock if such Preferred Stock had converted to Common Stock on the record date.

Shares of Common Stock subject to equity awards currently exercisable or exercisable within 60 days of March 27, 2018, are deemed to be outstanding for calculating the number and percentage of outstanding shares of the person holding such equity awards, but are not deemed to be outstanding for calculating the percentage ownership of any other person. Applicable percentage ownership for shares of our Series A Preferred Stock and our Series B Preferred Stock in the following table is based on 52,000 shares of Series A Preferred Stock and 17,500 shares of our Series B Preferred Stock outstanding, respectively, as of March 27, 2018. Beneficial ownership or voting power representing less than 1% is denoted with an asterisk (*).

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

Unless otherwise noted below, the address of each person listed on the table is c/o Connecture, Inc., 18500 West Corporate Drive, Suite 250, Brookfield, Wisconsin 53045.

	Shares of Common Stock Beneficially Owned		Shares of Series A Preferred Stock Beneficially Owned		Shares of Series B Preferred Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percentage	Shares	Percentage	Shares	Percentage
Holders of More Than 5% of Any Class of the Company’s Voting Securities:
Entities affiliated with Francisco Partners(1)	28,251,740	57.6%	50,000	96.2%	16,500	94.3%
Chrysalis Ventures II, L.P.(2)	5,200,057	10.6%	2,000	3.8%	1,000	5.7%
GPP-Connecture, LLC(3)	4,127,232	8.4%	—	—	—	—
Ahsan Rahim(4)	1,550,000	3.2%	—	—	—	—
Named Executive Officers and Directors:
Jeffery A. Surges(5)	227,782	*	—	—	—	—
Brian D. Lindstrom(6)	—	*	—	—	—	—
Vincent E. Estrada(7)	67,659	*	—	—	—	—
Mark Granville(8)	190,423	*	—	—	—	—
A. John Ansay(9)	146,898	*	—	—	—	—
Vickie L. Capps(10)	136,898	*	—	—	—	—
Paul Kusserow(11)	121,898	*	—	—	—	—
Kraig McEwen(12)	214,634	*	—	—	—	—
Russell S. Thomas(13)	113,648	*	—	—	—	—
David A. Jones, Jr.(14)	5,257,753	10.7%	2,000	3.8%	1,000	5.7%
Ezra Perlman(15)	28,251,740	57.6%	50,000	96.2%	16,500	94.3%
All executive officers and directors as a group (12 persons)(16)	34,747,565	70.2%	52,000	100.0%	17,500	100.0%

(1)

Reflects (i) 33,306 shares of Series A Preferred Stock and 10,991 shares of Series B Preferred Stock held by Francisco Partners IV, L.P. (“FP IV”), 9,688,018 shares of Common Stock and 6,717,010 shares of Common Stock into which such shares of Series A Preferred Stock and Series B Preferred Stock, respectively, were convertible as of March 27, 2018, and 2,414,050 shares of Common Stock directly held by FP IV as of January 4, 2018, according to a Schedule 13D/A report filed by FP IV with the SEC on January 4, 2018, and (ii) 16,694 shares of Series A Preferred Stock and 5,509 shares of Series B Preferred Stock held by Francisco Partners IV-A, L.P. (“FP IV-A”), 4,855,935 shares of Common Stock and 3,366,755 shares of Common

Stock into which such shares of Series A Preferred Stock and Series B Preferred Stock, respectively, would be convertible as of March 27, 2018, and 1,209,972 shares of Common Stock directly held by FP IV-A as of January 4, 2018, according to a Schedule 13D/A report filed by FP IV-A with the SEC on January 4, 2018. Francisco Partners GP IV, L.P. (“FP GP IV”) is the general partner of FP IV and FP IV-A, and as such may be deemed to have voting and dispositive power over the shares held by FP IV and FP IV-A. Francisco Partners GP IV Management Limited (“FP GP Management”) is the general partner of FP GP IV and provides management services to FP IV and FP IV-A at the request of FP GP IV, and as such may be deemed to have voting and dispositive power over the shares held by FP IV and FP IV-A. The Directors of FP GP Management are Mr. Dipanjan Deb and Mr. Tom Ludwig (the “FP Directors”) and the Investment Committee of FP GP Management consists of Mr. Deb, Mr. David Golob, Mr. Ezra Perlman, and Mr. Keith Geeslin (the “FP Investment Committee”), and as such, each of the FP Directors and each of the members of the FP Investment Committee may be deemed to have voting and dispositive power over the shares held by FP IV. Mr. Perlman is a member of our board of directors. The address of FP IV, FP IV-A, FP GP IV, and FP GP Management is One Letterman Drive, Building C – Suite 410, San Francisco, California 94129. Other than with respect to the number of shares of common stock issuable upon conversion of Preferred Stock, all information is based on a review of a Schedule 13D/A report filed by FP-IV, FP IV-A, FP GP IV and FP GP with the SEC on January 4, 2018.

(2)

Reflects 2,000 shares of Series A Preferred Stock and 1,000 shares of Series B Preferred Stock held by Chrysalis Ventures II, L.P. (“CV II LP”), 581,758 shares of Common Stock and 611,137 shares of Common Stock into which such shares of Series A Preferred Stock and Series B Preferred Stock, respectively, would be convertible as of March 27, 2018, and 4,007,162 shares of Common Stock directly held by CV II LP as of January 8, 2018, according to a Schedule 13D report filed by CV II LP with the SEC on January 8, 2018. Chrysalis Partners II, LLC (“CP II LLC”) is the general partner of CV II LP, and as such may be deemed to have voting and dispositive power over the shares held by CV II LP. Investment and voting decisions with respect to the shares held by CV II LP are made by an advisory committee of CP II LLC that consists of David A. Jones, Jr., who is the chairman of our board of directors, Ralston W. Steenrod and Irv Bailey, each of whom is a member of CP II LLC. The address of CV II LP and CP II LLC is 101 South Fifth Street, Suite 1650, Louisville, KY 40202. Other than with respect to the number of shares of common stock issuable upon conversion of Preferred Stock, all information is based on a review of a Schedule 13D report filed by CV II LP and CP II LLC with the SEC on March 20, 2017.

(3)

Great Point Partners I, LP (“GPP I LP”) is the sole manager and controlling member of GPP–Connecture, LLC (“GPPC”). Great Point Partners I GP, LLC (“GPP I GP”) is the general partner of GPP I LP and Great Point Partners, LLC (“Great Point”) is the investment manager of GPP I LP and by virtue of such status, Great Point may be deemed to be the beneficial owner of the shares held by GPPC. Each of Great Point, GPP I LP, GPP I GP and GPPC shares voting and dispositive power with respect to the shares held by GPPC. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of Great Point, and Mr. David Kroin, as special managing member of Great Point, has voting and dispositive power with respect to the shares held by GPPC and therefore may be deemed to be the beneficial owner of the shares held by GPPC. The address of GPPC, GPP I LP, GPP I GP, Great Point, Dr. Jay and Mr. Kroin is 165 Mason Street, 3rd Floor, Greenwich, CT 06830. All information is based on a review of a Schedule 13D/A report filed by of GPPC, GPP I LP, GPP I GP, Great Point, Dr. Jay and Mr. Kroin with the SEC on February 14, 2018.

(4)	The address of Mr. Rahim is 1427 Lakewood Drive, Lake Forest, Illinois 60045. All information is based on a review of a Schedule 13G/A report filed by Mr. Rahim with the SEC on January 29, 2018.
(5)

Includes an aggregate of 41,689 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 27, 2018, and shares issuable upon the exercise of options exercisable within 60 days of March 27, 2018. Mr. Surges is our Chief Executive Officer and a member of our board of directors.

(6)	Mr. Lindstrom is our Chief Financial Officer.
(7)

Includes 41,662 shares issuable upon the exercise of options exercisable within 60 days of March 27, 2018. Mr. Estrada is our former Chief Financial Officer and current Executive Vice President, Corporate Development.

(8)	Includes 183,757 shares issuable upon the exercise of options exercisable within 60 days of March 27, 2018. Mr. Granville is our Chief Delivery Officer.
(9)	Mr. Ansay is a member of our board of directors.
(10)	Ms. Capps is a member of our board of directors.
(11)	Mr. Kusserow is a member of our board of directors.
(12)	Mr. McEwen is a member of our board of directors.
(13)	Mr. Thomas is a member of our board of directors.
(14)

Represents shares held by CV II LP and 57,696 shares of common stock held by the David A. Jones, Jr. Revocable Trust, of which Mr. Jones is a trustee. Mr. Jones is a member of the advisory committee of CP II LLC that makes investment and voting decisions with respect to the shares held by CV II LP and, by virtue of such status, may be deemed to be the beneficial owner of the shares held by CV II LP. Mr. Jones is the chairman of our board of directors.

(15)

Reflects shares held by FP IV and FP IV-A. Mr. Perlman is an officer of FP GP Management and, by virtue of such status, may be deemed to be the beneficial owner of the shares held by FP IV and FP IV-A. Mr. Perlman is a member of our board of directors.

(16)

Includes an aggregate of 150,588 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 27, 2018, and shares issuable upon the exercise of options exercisable within 60 days of March 27, 2018.

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

Related Party Transactions

Since the beginning of fiscal 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in Item 11, “Executive Compensation,” in this Form 10-K and the transactions described below.

Merger Agreement

On January 4, 2018, we entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), the separate corporate existence of Merger Sub will cease and we will continue our corporate existence under Delaware law as the surviving corporation in the Merger. Parent will own 100% of our equity interests following the transactions contemplated by the Merger Agreement. Parent is affiliated with Francisco Partners IV, L.P. and Francisco Partners IV-A, L.P. (together, the “FP Investors”), which own approximately 58% of the total number of outstanding shares of capital stock of the Company (on an as-converted-to-common-stock basis) as of March 27, 2018. The FP Investors are affiliated with Francisco Partners, a global private equity firm specializing in investments in technology and technology-enabled services businesses.

At the effective time of the Merger, each share of our common stock, par value $0.001 per share (the “Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (other than shares held by (a) Parent or Merger Sub, (b) us in treasury or any wholly owned subsidiary of us, (c) holders of Common Stock who have properly demanded appraisal rights (and who have not failed to perfect or effectively withdraw such demand or otherwise waive or lose their rights to appraisal), and (d) the FP Investors, Chrysalis Ventures II, L.P. (“Chrysalis”) and certain of affiliates of Chrysalis (collectively, the “Rollover Investors”)) will be converted into the right to receive $0.35, in cash, without interest and less any required withholding taxes, and automatically canceled. The Rollover Investors have entered into a Rollover Agreement pursuant to which the Rollover Investors have agreed to contribute all shares of the Company’s Common Stock, as well as all shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by such Rollover Investors, to Parent.

Our board of directors, based in part on the unanimous recommendation of a special committee of independent and disinterested members of the board, for purposes of serving on the special committee (the “Special Committee”), that was established to evaluate and negotiate a potential transaction with the assistance of its own independent legal and financial advisors, has unanimously (a) determined that the Merger Agreement and the related transactions contemplated thereby are fair and in the best interests of the Company and its stockholders other than the Rollover Investors, (b) approved and declared advisable the Merger Agreement and the related transactions contemplated thereby, and (c) resolved to recommend that the Company’s stockholders approve the adoption of the Merger Agreement and the related transactions contemplated thereby. In evaluating the potential transaction, the Special Committee consulted with its independent legal and financial advisors and in making its determination considered a number of factors, and our board of directors made its recommendation after consultation with its advisors and consideration of a number of factors, including the recommendation of the Special Committee. The Special Committee and our board did not assess whether the Rollover Agreement was fair and in the best interests of the Rollover Investors.

For more information regarding the Merger, the Merger Agreement, and the approval of the Merger Agreement by our board of directors and the Special Committee, see our definitive proxy statement filed with the Securities and Exchange Commission on February 12, 2018, and the text of the Merger Agreement attached to this Form 10-K as Exhibit 2.5.

Voting and Support Agreement

Concurrently with the execution and delivery of the Merger Agreement, and as a condition and inducement to our willingness to enter into the Merger Agreement, the FP Investors and Chrysalis (the “Sponsor Entities”) entered into a Voting and Support Agreement with us, dated as of January 4, 2018. As of the date of the Voting Agreement, the Sponsor Entities party to the Voting

Agreement owned 32,940,853 shares of common stock, on an as-converted basis, representing approximately 68% of the outstanding voting power of our capital stock as of such date.

Pursuant to the Voting Agreement, the Sponsor Entities have agreed, unless our board of directors or the Special Committee has changed its recommendation that the stockholders adopt the Merger Agreement, to vote all shares of our capital stock owned by them in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby and against any other action or agreement not recommended by the Board of Directors that would reasonably be expected to (i) result in a breach of any covenant, representation or warranty or any other obligation or agreement of us under the Merger Agreement, (ii) result in any of the conditions to the consummation of the Merger under the Merger Agreement not being fulfilled or (iii) impede, frustrate, interfere with, delay, postpone or adversely affect the Merger and the other transactions contemplated by the Merger Agreement.

In addition, pursuant to the Voting Agreement, if we enter into a definitive agreement with respect to a superior proposal that will result in the Preferred Stock’s being redeemed in accordance with its terms, among other conditions, the Sponsor Entities have agreed to vote their shares in favor of such superior proposal. The Sponsor Entities have also agreed to refrain from exercising their rights with respect to control of our board of directors until the Voting Agreement is terminated according to its terms.

Finally, pursuant to the Voting Agreement, the Sponsor Entities have agreed, if requested to do so by our board of directors or the Special Committee, to explore in good faith the possibility of working with any third parties regarding alternative acquisition proposals to the extent we are permitted to do so under the Merger Agreement, including by reviewing and responding to proposals and taking part in meetings and negotiations with respect thereto, and have represented that they are not subject to any agreement that would prevent them from doing so. The Voting Agreement will terminate at the effective time of the Merger or, if earlier, the date of the termination of the Merger Agreement, unless there is a superior proposal, in which case the termination will occur upon the earliest of (i) the consummation of the superior proposal, (ii) the termination of the definitive agreement reflecting the superior proposal in accordance with its terms, and (iii) the date that is five months after the termination of the Merger Agreement by us in order to pursue a superior proposal.

We will be entitled to specific performance of the terms of the Voting Agreement, including an injunction or injunctions, restraining order, or such other equitable relief as a court of competent jurisdiction may deem necessary or appropriate to enforce specifically the terms and provisions of the Voting Agreement. The Voting Agreement is governed by Delaware law and is subject to the jurisdiction of the Delaware Court of Chancery.

Private Placement Transactions

On May 2, 2016, we completed the sale of 52,000 shares of our Series A Preferred Stock to the Sponsor Entities (the “Series A Financing”) for a purchase price of $1,000 per share, for an aggregate purchase price of $52 million pursuant to an Investment Agreement, dated March 11, 2016, as amended, by and among the Company and the Sponsor Entities. The Series A Preferred Stock issued in the Series A Financing was authorized pursuant to a Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Connecture, Inc. that we filed with the Secretary of State of the State of Delaware on April 29, 2016. Prior to the Series A Financing, the FP Investors did not have an ownership interest in the Company. Chrysalis, which also participated in the Series A Financing, was an existing investor of the Company prior to the Series A Financing.

On March 10, 2017, we completed the sale of 17,500 shares of our Series B Preferred Stock to the Sponsor Entities (the “Series B Financing”) for a purchase price of $1,000 per share, for an aggregate purchase price of $17,500,000, pursuant to an Investment Agreement, dated March 10, 2017, as amended, by and among the Company and the Sponsor Entities. The Series B Preferred Stock issued in the Series B Financing was authorized pursuant to a Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Connecture, Inc. that we filed with the Secretary of State of the State of Delaware on March 10, 2017. We refer to the Series A Financing, the Series B Financing, and the transactions contemplated thereby collectively as the “Private Placement Transactions.”

Holders of our Series A Preferred Stock are entitled to a cumulative dividend at the rate of 7.5% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in-kind, through an increase in the number of shares of common stock into which shares of Series A Preferred Stock are convertible, through at least May 2, 2018, and thereafter in cash or in-kind at our option. Upon the occurrence of certain events, the dividend rate will increase. Holders of our Series B Preferred Stock are entitled to a cumulative dividend at the rate of 15% per annum (subject to adjustment), payable quarterly in arrears. The dividends are to be paid in kind, through an increase in the number of shares of common stock into which shares of Series B Preferred Stock are convertible, through at least March 10, 2019, and thereafter in cash or in kind at our option. Upon the occurrence of certain events, the dividend rate will increase.

Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock equal to (i) the sum of (a) the stated value per share of Series A Preferred Stock (initially $1,000 per share and subsequently increased by the payment of in-kind dividends), plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the Series A Preferred Stock at such time (which initially was $4.50 per share, subject to customary anti-dilution adjustments, and was subsequently adjusted to $3.96 as a result of the Series B Financing). Each share of Series B Preferred Stock is convertible into a number of Series B Conversion Shares equal to (i) the sum of (a) the stated value per share of Series B Preferred Stock (initially $1,000 per share and subsequently increased by the payment of in-kind dividends), plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $1.91 per share, subject to customary anti-dilution adjustments). As of March 27, 2018, the Series A Preferred Stock and Series B Preferred Stock were convertible into 15,125,711 and 10,694,902 shares of Common Stock, respectively.

We filed a registration statement on Form S-3 to register for resale the shares of Series A Preferred Stock that was declared effective by the SEC on September 23, 2016, and a second registration statement on Form S-3 to register for resale the shares of Series B Preferred Stock that was declared effective by the SEC on June 1, 2017.

The certificates of designations, preferences and rights of the Series A Preferred Stock and the Series B Preferred Stock contain certain redemption and other rights that are triggered by certain fundamental changes with respect to the Company, including the Merger. In addition, the separate consent, which may be in writing, of the Series A Preferred Stock and the Series B Preferred Stock is required to make certain amendments to the certificate of incorporation of the Company that affect the Series A Preferred Stock or the Series B Preferred Stock, respectively. The Sponsor Entities have indicated that they will waive the treatment of the Merger as a “fundamental change” under the certificates of designation and agree to the amendment of the Company’s certificate of incorporation in connection with the Merger, to the extent necessary to consummate the Merger.

In connection with the closing of the Series A Financing, we entered into an Investor Rights Agreement with the Sponsor Entities (the “Series A Rights Agreement”), which granted the Sponsor Entities certain registration rights with respect to the Series A Preferred Stock and the common stock issuable upon conversion of the Series A Preferred Stock (the “Series A Registrable Securities”), along with certain rights related to the composition of the Board of Directors.

In connection with the closing of the Series B Financing, we entered into an Investor Rights Agreement with the Sponsor Entities (the “Series B Rights Agreement”), granting the Sponsor Entities certain registration rights with respect to the Series B Preferred Stock and the common stock issuable upon conversion of the Series B Preferred Stock (the “Series B Registrable Securities”).

The Series B Rights Agreement also provides that for so long as the FP Investors own at least 10% of the aggregate shares of Series B Preferred Stock, Series A Preferred Stock and Common Stock that it held as of the Closing, it can (i) for so long as it holds at least 5% of the aggregate outstanding securities of the Company (on an as-converted basis) designate a proportionate share of the Board of Directors based upon its percentage ownership of the Company’s outstanding securities on an as-converted basis, rounded up to the nearest whole director, which designees will be entitled to serve on each committee of the Board of Directors, subject to applicable legal requirements, and (ii) if no director designated by the FP Investors is serving on the Board of Directors, designate one board observer.

In connection with the FP Investors’ rights with respect to the designation of directors, a new committee of the Board (the “Investor Committee”) was formed as of the closing of the Series B Financing, which Investor Committee has the sole authority to effect the exercise of the FP Investors’ rights with respect to the designation of directors by increasing the size of the Board and appointing directors designated by the FP Investors to fill vacancies on the Board and committees thereof. Only directors designated by the FP Investors will serve on the Investor Committee, which currently consists of Ezra Perlman. In addition, as of the closing of the Series B Financing, the size of the Board was increased from seven to eight directors, with the eighth seat initially vacant and subsequently filled by Kraig McEwen upon designation by the FP Investors. The rights granted to the FP Investors with respect to the designation of directors supersede all similar prior rights granted to the FP Investors pursuant to the Series A Rights Agreement.

Concurrently with the execution and delivery of the Merger Agreement, the Sponsor Entities entered into the Voting Agreement with the Company. Pursuant to the Voting Agreement, the Sponsor Entities have agreed, unless the Board of Directors or the Special Committee has changed its recommendation that the stockholders adopt the Merger Agreement, to vote all shares of the Company’s capital stock owned by them in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereby and against any other action or agreement not recommended by the Board of Directors that would reasonably be expected to (i) result in a breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Merger Agreement, (i) result in any of the conditions to the consummation of the Merger under the Merger Agreement not being fulfilled or (iii) impede, frustrate, interfere with, delay, postpone or adversely affect the Merger and the other transactions contemplated by the Merger Agreement.

In addition, pursuant to the Voting Agreement, if the Company enters into a definitive agreement with respect to a superior proposal that will result in the Preferred Stock being redeemed in accordance with its terms, among other conditions, the Sponsor Entities have agreed to vote their shares in favor of such superior proposal. The Sponsor Entities have also agreed to refrain from exercising their rights with respect to control of the Board of Directors until the Voting Agreement is terminated according to its terms.

Finally, pursuant to the Voting Agreement, the Sponsor Entities have agreed, if requested to do so by the Board of Directors or the Special Committee, to explore in good faith the possibility of working with any third parties regarding alternative acquisition proposals to the extent the Company is permitted to do so under the Merger Agreement, including by reviewing and responding to proposals and taking part in meetings and negotiations with respect thereto, and have represented that they are not subject to any agreement that would prevent them from doing so. The Voting Agreement will terminate at the effective time of the Merger or, if earlier, the date of the termination of the Merger Agreement, unless there is a superior proposal, in which case the termination will occur upon the earliest of (i) the consummation of the superior proposal, (ii) the termination of the definitive agreement reflecting the superior proposal in accordance with its terms, and (iii) the date that is five months after the termination of the Merger Agreement by the Company in order to pursue a superior proposal.

Humana Payments

David A. Jones, the chairman of our board of directors, is also on the board of directors of Humana, Inc. In fiscal 2016, we paid Humana approximately $0.6 million for health care premium payments. Under our arrangement with Humana, Inc., the premiums charged and benefits provided are comparable to those Humana extends to other non-affiliated customers. The payments to Humana did not continue in fiscal 2017.

Stock Options Granted to Executive Officers and Directors

We have granted stock options and restricted stock units to our executive officers. We have also granted stock options and restricted stock units to certain members of our board of directors. For more information regarding certain of these equity awards, see Item 11, “Executive Compensation—Summary Compensation Table” and “Executive Compensation—Compensation of Directors” in this Form 10-K.

Private Company Investors’ Rights Agreement

We are party to an investors’ rights agreement, as amended, with certain holders of our stockholders that were preferred stockholders prior to our initial public offering, which we refer to as our Private Company Investors’ Rights Agreement. The Private Company Investors’ Rights Agreement, as amended, grants such stockholders certain registration rights, which include demand registration rights, piggyback registration rights and short-form registration rights, with respect to shares of our common stock.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. These employment agreements provide for severance payments upon termination of the executive in certain circumstances and acceleration of vesting of stock options upon the occurrence of a change in control. Please see Item 11, “Executive Compensation—Potential Payments upon Termination and Change in Control” elsewhere in this Form 10-K for a summary of the potential payments to our named executive officers upon the occurrence of a change in control.

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

Director Independence

For purposes of the determination of independence of directors under Item 407(a) of Regulation S-K, our board of directors has adopted the definition of independence as set forth in the continued listing standards of the Nasdaq Stock Market as its standard for assessing independence (the “Nasdaq Listing Rules”). Our board of directors has determined that each of Messrs. Ansay, Kusserow and Thomas and Ms. Capps is an “independent director” for purposes of the Nasdaq Listing Rules as the term relates to membership on the board of directors.

The definition of independence under the Nasdaq Listing Rules includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members, has engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, our board has made a subjective determination as to each independent director that no material relationships exist that, in the opinion of our board, would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board reviewed and discussed information provided by the directors in questionnaires with questions tailored to the Nasdaq Listing Rules with regard to each director’s business and personal activities as they may relate to us and our management.

During its independence review, our board of directors considered that Mr. Ansay is an officer, part-owner and board member of Ansay & Associates, LLC, an independent insurance agency that in June 2014 entered into an agreement with us pursuant to which Ansay & Associates licensed certain of our products in the ordinary course of business through the 2016 termination of the agreement. Our board of directors determined that this relationship does not impair Mr. Ansay’s independence or result in a material relationship with us that could compromise Mr. Ansay’s ability to exercise independent judgment in carrying out his responsibilities because the agreement was entered into in the ordinary course of business for both Ansay & Associates and us, and the fees we received under the agreement do not otherwise require disclosure pursuant to Item 404(a) of Regulation S-K or otherwise impair Mr. Ansay’s independence under the Nasdaq Listing Rules.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Audit fees (1)	$708,000	$662,000
Audit-related fees (2)	10,000	83,000
Tax fees (3)	93,000	69,000
All other fees (4)	—	—
Total fees	$811,000	$814,000

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

(a) Documents Filed with Report

(1) Consolidated Financial Statements

(b) Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated January 14, 2013, by and among the Registrant, DRX Acquisition Co., DestinationRx, Inc. and the principal stockholders named therein	S-1	333-199484	2.1	October 20, 2014

2.2	Stock Purchase Agreement, dated February 16, 2011, by and among the Registrant, Patrick Downend and Aaron Downend	S-1	333-199484	2.2	October 20, 2014

2.3	Exchange Agreement, dated August 3, 2012, by and among the Registrant and the stockholders party thereto.	S-1	333-199484	2.3	October 20, 2014

2.4	Agreement and Plan of Merger, dated June 7, 2016, by and among ConnectedHealth, LLC, Connecture, Inc., Speed Merger Sub, Inc., the Principal Equityholders, and Shareholder Representative Services, LLC	8-K	001-36778	2.1	June 9, 2016

2.5	Agreement and Plan of Merger, dated January 4, 2018, by and among the Registrant, FP Healthcare Holdings, Inc. and FP Merger Sub Corporation	8-K	001-36778	2.1	January 4, 2018

3.1.1	Sixth Amended and Restated Certificate of Incorporation, dated December 16, 2014	10-K	001-36778	3.1	March 25, 2015

3.1.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock	8-K	001-36778	3.1	May 4, 2016

3.1.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-36778	3.1	March 14, 2017

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-199484	3.4	November 10, 2014

4.1.1	Investor Rights Agreement, dated August 3, 2012	S-1	333-199484	4.1	October 20, 2014

4.1.2	First Amendment to Investor Rights Agreement, dated November 6, 2014	S-1/A	333-199484	4.1.1	November 10, 2014

4.2	Investor Rights Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	May 4, 2016

4.3	Investor Rights Agreement dated March 10, 2017, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	4.1	March 14, 2017

10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-199484	10.1	November 26, 2014

10.2†	2010 Stock Plan, as amended, and form of agreement thereunder	S-1	333-199484	10.2	October 20, 2014

10.3.1†	2014 Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	001-36778	10.1	September 26, 2016

10.3.2†	Form of Restricted Stock Units Agreements under the Registrant’s 2014 Equity Incentive Plan	10-K	001-36778	10.3.2	March 25, 2015

10.4†	2014 Employee Stock Purchase Plan	S-1/A	333-199484	10.14	November 26, 2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.5.1	Investment Agreement, dated as of March 11, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2016

10.5.2	Amendment No. 1 to Investment Agreement, dated as of May 2, 2016, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	May 4, 2016

10.6	Investment Agreement, dated as of March 10, 2017, by and among the Registrant and Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis Ventures II, L.P.	8-K	001-36778	10.1	March 14, 2017

10.7	Voting and Support Agreement by and among the Registrant, Francisco Partners IV, L.P., Francisco IV-A, L.P. and Chrysalis Ventures II, L.P., dated January 4, 2018	8-K	001-36778	99.1	January 4, 2018

10.8.1**	Amended and Restated Credit Agreement, dated June 8, 2016, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	10-Q	001-36778	10.2	August 9, 2016

10.8.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 4, 2016	10-Q	001-36778	10.1	November 9, 2016

10.8.3	Amendment No. 2 to Amended and Restated Credit Agreement, dated March 10, 2017	8-K	001-36778	10.2	March 14, 2017

10.8.4	Amendment No. 3 to Amended and Restated Credit Agreement, dated January 4, 2018	8-K	001-36778	10.1	January 4, 2018

10.8.5*	Limited Waiver to Credit Agreement, dated March 29, 2018, among Wells Fargo Bank, National Association, as Agent for the Lenders, the Registrant and DestinationRx, Inc.

10.9.1	Guaranty and Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.7	October 20, 2014

10.9.2	Trademark Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.8	October 20, 2014

10.9.3	Patent Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.9	October 20, 2014

10.9.4	Copyright Security Agreement, dated January 15, 2013, by and among Wells Fargo Bank, National Association, as administrative agent for the lenders named therein, the Registrant and DestinationRx, Inc.	S-1	333-199484	10.3.10	October 20, 2014

10.10.1	Lease Agreement, dated May 10, 2012, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.1	October 20, 2014

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

10.10.2	First Amendment to Lease Agreement, dated January 31, 2013, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.2	October 20, 2014

10.10.3	Second Amendment to Lease Agreement, dated February 4, 2014, by and among CORE Realty Holdings Management, Inc. and the Registrant	S-1	333-199484	10.7.3	October 20, 2014

10.11.1	Lease Agreement, dated September 30, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.1	October 20, 2014

10.11.2	First Amendment to Lease Agreement, dated December 31, 2013, by and among TR 55 Allen Plaza LLC and the Registrant	S-1	333-199484	10.8.2	October 20, 2014

10.12	Lease Agreement, dated November 1, 2011, by and among 600 Wilshire Property LLC and the Registrant	S-1	333-199484	10.9	October 20, 2014

10.13.1†	Employment Agreement, dated November 12, 2015, by and between the Registrant and Jeffery A. Surges	8-K	001-36778	10.1	November 12, 2015

10.13.2†	Separation Pay Agreement between the Registrant and Jeffery A. Surges, dated July 21, 2017	8-K	001-36778	10.3	July 21, 2017

10.14.1†	Employment Agreement, dated January 1, 2017, by and between the Registrant and Vincent E. Estrada	8-K	001-36778	10.1	January 3, 2017

10.14.2†	Separation Pay Agreement between the Registrant and Vincent E. Estrada, dated July 21, 2017	8-K	001-36778	10.4	July 21, 2017

10.14.3†	Side Letter Regarding Employment Agreement Changes between the Registrant and Vincent E. Estrada, dated November 28, 2017	8-K	001-36778	10.2	December 4, 2017

10.15.1†	Bonus Agreement, dated December 31, 2014, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.1	October 20, 2014

10.15.2†	Separation Pay Agreement, dated September 10, 2012, by and among the Registrant and Mark E. Granville	S-1	333-199484	10.12.2	October 20, 2014

10.15.3†	Letter Agreement, dated March 30, 2017, by and between the Registrant and Mark E. Granville	10-K	001-36778	10.18.3	March 31, 2017

10.16.1†	Independent Contractor Consulting Agreement between the Registrant and Kraig J. McEwen, dated May 10, 2017	8-K	001-46778	10.1	May 12, 2017

10.17†	Retention Compensation Plan	8-K	001-36778	10.1	July 21, 2017

10.18.1†	Form of Bonus Agreement (Principal Executive Officer and Principal Financial Officer)	8-K	001-36778	10.2.1	July 21, 2017

10.18.2†	Form of Bonus Agreement (All Other Participants)	8-K	001-36778	10.2.2	July 21, 2017

10.19†	Employment Agreement between the Registrant and Brian D. Lindstrom	8-K	001-36778	10.1	December 4, 2017

21.1	List of Subsidiaries of the Registrant	10-Q	001-36778	21.1	August 9, 2016

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, relating to the Registrant

24.1*	Power of Attorney (see page 87 to this Annual Report on Form 10-K)

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2#

Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Taxonomy Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

†	Management contract, compensatory plan or arrangement
*	Filed herewith
#	Furnished herewith
**	Portions of this agreement have been redacted pursuant to a request for confidential treatment that was granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018

CONNECTURE, INC.

By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffery A. Surges and Brian D. Lindstrom, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Jeffery A. Surges	President and Chief Executive Officer (Principal Executive Officer) and Director	April 2, 2018
Jeffery A. Surges

/s/ Brian D. Lindstrom	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Brian D. Lindstrom

/s/ David A. Jones, Jr.	Chairman of the Board of Directors	April 2, 2018
David A. Jones, Jr.

/s/ A. John Ansay	Director	April 2, 2018
A. John Ansay

/s/ Vickie L. Capps	Director	April 2, 2018
Vickie L. Capps

/s/ Paul Kusserow	Director	April 2, 2018
Paul Kusserow

/s/ Kraig McEwen	Director	April 2, 2018
Kraig McEwen

/s/ Ezra Perlman	Director	April 2, 2018
Ezra Perlman

/s/ Russell S. Thomas	Director	April 2, 2018
Russell S. Thomas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Connecture, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Connecture, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company currently projects that it will not comply with certain covenants of its Senior Credit Facility during the twelve-month period following issuance of these financial statements and may not have sufficient funds to repay such loans, which could become immediately due and payable in the event of default of the covenants.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

April 2, 2018

We have served as the Company's auditor since 2013.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 and 2016

(In thousands, except share and per share information)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,743	$6,208
Accounts receivable	11,094	8,390
Prepaid expenses and other current assets	1,033	1,153
Total current assets	19,870	15,751
PROPERTY AND EQUIPMENT — Net	1,079	1,957
GOODWILL	30,872	31,072
OTHER INTANGIBLE ASSETS — Net	5,910	9,188
DEFERRED IMPLEMENTATION COSTS	24,264	23,257
OTHER ASSETS	1,083	1,263
TOTAL ASSETS	$83,078	$82,488
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’
DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,589	$7,387
Accrued payroll and related liabilities	4,598	4,945
Other liabilities	2,919	1,950
Current maturities of debt	32,616	578
Deferred revenue	28,830	31,606
Total current liabilities	74,552	46,466
DEFERRED REVENUE	8,840	9,310
DEFERRED TAX LIABILITY	23	23
LONG-TERM DEBT	—	31,944
OTHER LONG-TERM LIABILITIES	1,748	235
Total liabilities	85,163	87,978
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE PREFERRED STOCK - SERIES A	56,109	51,894
REDEEMABLE PREFERRED STOCK - SERIES B	19,031	—
STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized as of December 31,
2017 and December 31, 2016, and 23,080,978 and 22,524,655 shares issued and
outstanding as of December 31, 2017 and December 31, 2016, respectively	23	23
Additional paid-in capital	97,723	101,985
Accumulated deficit	(174,649)	(159,105)
Treasury stock, at cost	(322)	(287)
Total stockholders’ deficit	(77,225)	(57,384)
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS’ DEFICIT	$83,078	$82,488

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR

THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands, except share and per share information)

	2017	2016	2015

REVENUE	$76,746	$81,894	$95,847
COST OF REVENUE	47,062	56,895	50,670
GROSS MARGIN	29,684	24,999	45,177
OPERATING EXPENSES:
Research and development	16,679	22,297	22,718
Sales and marketing	9,356	10,410	9,507
General and administrative	15,378	13,162	14,439
Total operating expenses	41,413	45,869	46,664
LOSS FROM OPERATIONS	(11,729)	(20,870)	(1,487)
OTHER EXPENSES:
Interest expense	3,286	3,485	5,665
Other expense (income), net	509	2,239	140
Total other expenses	3,795	5,724	5,805
LOSS BEFORE INCOME TAXES	(15,524)	(26,594)	(7,292)
BENEFIT (PROVISION) FOR INCOME TAXES	(20)	60	(51)
NET LOSS	$(15,544)	$(26,534)	$(7,343)
COMPREHENSIVE LOSS	$(15,544)	$(26,534)	$(7,343)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.96)	$(1.31)	$(0.34)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	22,791,178	22,275,256	21,813,407

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED

DECEMBER 31, 2017, 2016 and 2015

(In thousands, except share and per share information)

			Additional	Treasury		Total
	Common Stock		Paid-In	Stock, at	Accumulated	Stockholders’
	Shares	Amount	Capital	Cost	Deficit	Deficit
BALANCES — December 31, 2014	21,689,223	$22	$96,365	$—	$(125,228)	$(28,841)
Stock-based compensation expense			4,712			4,712
Exercise of stock options and issuance of other stock awards	424,283	—	469			469
Treasury stock acquired	(50,149)	—		(177)		(177)
Net loss					(7,343)	(7,343)
BALANCES — December 31, 2015	22,063,357	$22	$101,546	$(177)	$(132,571)	$(31,180)
Preferred stock dividends, Series A			(2,643)			(2,643)
Stock-based compensation expense			2,662			2,662
Exercise of stock options and issuance of other stock awards	512,489	1	420			421
Treasury stock acquired	(51,191)	—		(110)		(110)
Net loss					(26,534)	(26,534)
BALANCES — December 31, 2016	22,524,655	$23	$101,985	$(287)	$(159,105)	$(57,384)
Preferred stock dividends, Series A and Series B			(6,445)			(6,445)
Stock-based compensation expense			2,074			2,074
Exercise of stock options and issuance of other stock awards	596,279	—	109			109
Treasury stock acquired	(39,956)	—		(35)		(35)
Net loss					(15,544)	(15,544)
BALANCES — December 31, 2017	23,080,978	$23	$97,723	$(322)	$(174,649)	$(77,225)

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2017, 2016 and 2015

(Dollars in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,544)	$(26,534)	$(7,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,403	4,601	5,043
Stock-based compensation expense	2,227	2,662	4,712
Interest accretion on financing obligations	102	489	921
Other financing fees and non-cash adjustments	656	2,063	49
Loss on facility lease termination	1,988	—	—
Impairment of goodwill	200	—	—
Impairment of property, plant and equipment	63	—	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,704)	2,831	1,291
Prepaid expenses and other assets	14	(546)	757
Deferred implementation costs	(1,007)	1,308	(13)
Accounts payable	(1,797)	263	1,856
Accrued expenses and other liabilities	25	623	(2,306)
Deferred revenue	(3,246)	(12,229)	(21,159)
Net cash used in operating activities	(14,620)	(24,469)	(16,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(314)	(999)	(1,317)
Business acquisition, net of cash acquired	82	(4,683)	—
Net cash used in investing activities	(232)	(5,682)	(1,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	—	3,550	—
Repayments under revolving line of credit	—	(3,550)	(340)
Borrowings of term debt	—	16,156	—
Repayments of term debt	—	(33,337)	(4,025)
Payment of financing fees	(457)	(1,372)	(103)
Payment of capital lease obligations	(31)	(74)	(418)
Proceeds from initial public offering, net of issuance costs	—	—	(725)
Proceeds from preferred stock, net	16,801	49,251	—
Other	74	311	292
Net cash provided by (used in) financing activities	16,387	30,935	(5,319)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,535	784	(22,828)
CASH AND CASH EQUIVALENTS — Beginning of period	6,208	5,424	28,252
CASH AND CASH EQUIVALENTS — End of period	$7,743	$6,208	$5,424
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,171	$3,363	$5,721
Cash (received) paid for income taxes	$9	$(15)	$15
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$3	$4	$-
Accrued preferred stock dividends	$6,445	$2,643	$—

The accompanying notes to the consolidated financial statements are an integral part of the statements.

CONNECTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

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

On January 4, 2018, the Company entered into a Merger Agreement, which is expected to result in the Company becoming privately held in 2018 (See Note 17).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the accounts of Connecture, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extensive estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. We use estimates in accounting for revenue recognition, deferred implementation costs, goodwill impairment, share-based compensation, and acquisitions, among other items.  Actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits as of December 31, 2017 were $7,493.

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

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for potential impairment when impairment indicators exist. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of an asset may not be recovered. The Company had no material impairments during the years ended December 31, 2017, 2016 and 2015.

Intangible Assets—Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years. The carrying amount of intangible assets are reviewed whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. Recoverability of intangible assets is compared to the undiscounted future cash flows the assets are expected to generate. If the asset is considered to be impaired, the carrying value is compared to the fair value and this difference is recognized as an impairment loss. The Company had no impairments of intangible assets during the years ended December 31, 2017, 2016 and 2015.

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

The Company has not experienced any material losses related to receivables from individual customers, geographic regions or groups of customers. As of and for the year ended December 31, 2017, the Company had the following customers that accounted for 10% or more of total revenue and/or total accounts receivable:

	2017
Customers	Revenue	Accounts Receivable
A	17.8%	27.6%

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015, were $313, $486 and $502, respectively.

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

Nearly all of the Company’s software automation solution services sold in the Enterprise/Commercial, Medicare, and Private Exchange segments are arrangements in which the Company hosts the web-based software automation solution and the customer pays a fee for access to and usage of the web-based software. The ownership of the technology and rights to the related code of such hosted web-based software remain with the Company and a customer has no contractual right to take possession of the software and run it on its own hardware platform. These arrangements are referred to as hosted arrangements and are accounted for as software-as-a-service under ASC 605, Revenue Recognition. A small percentage of the Company’s software automation solutions, previously sold in the Enterprise/State segment, were arrangements in which the software was not hosted on the Company’s infrastructure. These arrangements included the licensed use of the software and were subject to accounting under ASC 985, Software Revenue Recognition. The last remaining arrangement ended in 2017 when the customer elected not to renew their contract.

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

For hosted arrangements with multiple elements that are separate units of accounting, VSOE and third- party evidence do not currently exist and accordingly, the Company allocates the arrangement fee to the separate units of accounting based on management’s best estimate of selling price. The Company determines its best estimate of selling price for services based on its overall pricing objectives, taking into consideration market conditions and customer-specific factors and by reviewing historical data related to sales of the Company’s services.

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

•	Professional services to existing customers—Initially deferred and then recognized in the period services are completed.
•	Production support fees—Recognized as the work is performed consistent with the contractual terms of the production support.

Multiple deliverable arrangements accounting guidance for non-hosted arrangements provide an allocation of revenue to the separate elements based upon VSOE. For the majority of the Company’s non-hosted arrangements, whereby the customers take possession of the software, have not sold the various deliverables separately and have therefore not established VSOE. As a result, the contractual consideration for a delivered element for the non-hosted arrangements generally does not qualify as a separate unit of accounting as VSOE does not currently exist for any element of the Company’s non-hosted arrangements.

Accordingly, the delivered elements are combined with the other consideration for the remaining undelivered elements as a single unit of accounting. Revenue for non-hosted arrangements is recognized once all elements are delivered over the longer of the customer contract or estimated period of customer benefit. As of December 31, 2017, all of the Company’s non-hosted Enterprise/State contracts have either expired or terminated and the Company is providing transition services to one remaining Enterprise/State customer.

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

Deferred Implementation Costs—The Company’s accounting policy is to capitalize direct, incremental employee labor and fringe benefits along with third-party independent contractor costs related to implementing new customer software solutions, to the extent that they are deemed recoverable. Deferred implementation costs as of December 31, 2017, and 2016 are $24,264 and $23,257, respectively, with the increases for new customer implementations, offset by current period amortization on installed customer solutions. Deferred implementation costs are amortized over the respective term of the customer arrangement consistent with the recognition of deferred revenue.

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

Comprehensive Loss—The Company’s net loss equals comprehensive loss for the years ending December 31, 2017, 2016 and 2015.

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

Due to net losses for the years ended December 31, 2017, 2016 and 2015, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Standards—In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. Assuming the Company remains an emerging growth company (EGC), the ASU becomes effective for the Company in the fiscal year ended December 31, 2019; early adoption is permitted. The Company has established a team that is currently analyzing customer contracts and assessing the accounting and disclosure impacts this standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test requiring a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The provisions of this update are effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. As the standard simplifies the goodwill impairment test, the Company adopted early for fiscal 2017 goodwill testing (See Note 7).

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic:260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). This standard addresses narrow issues identified as a result of the complexities associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. Part I addresses the complexity of accounting for certain financial instruments with “down round” features.  Part II addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of pending content in the Accounting Standards Codification (“ASC”) that results from the indefinite deferral of accounting requirements concerning mandatory redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests.  Assuming the Company remains an EGC through

December 31, 2019, the provisions of this update are effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. GOING CONCERN

The Company’s primary need for liquidity is to fund anticipated near-term operating losses and working capital requirements, capital expenditures and for general corporate purposes, including debt repayment. For the years ended December 31, 2017, 2016, and 2015, losses from operations were $11,729, $20,870, and $1,487, respectively, and cash used in operations was $14,620, $24,469, and $16,192, respectively.  The Company has taken a number of actions from 2016 through the first quarter of 2018 to continue to support its operations.

As discussed in Note 10, in May 2016, the Company completed the issuance of a newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $52,000. In addition, as discussed in Note 9, the Company completed a June 2016 amendment and extension of its existing senior credit facility resulting in the extension of the facility to June 8, 2021   and increased the term loan funding to $35,000 from approximately $20,000. The funds received from these actions were used to repay $30,000 of outstanding subordinated term loans, to fund working capital and for other general corporate purposes.

In the second half of 2016 and in 2017, the Company put a greater focus on overall profitability and aligning its cost structure with revenue and customer billings. The Company reduced its headcount to 320 at December 31, 2017, compared to 411 at December 31, 2015. The Company also consolidated the procurement of outside contract labor resources.

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

In March 2017 and again in January 2018, the Company amended its senior credit facility (“Senior Credit Facility”) to, among other things, (i) defer scheduled Senior Term Loan principal repayments until the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the Merger Agreement (the “Outside Date”), (ii) revise the EBITDA and Minimum Liquidity covenants, and (iii) increase the available revolving credit facility from $500 to $6,000 through the later of June 4, 2018 or the Outside Date (See Note 9). The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement.

Finally, on January 4, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FP Healthcare Holdings, Inc. (“Parent”), and FP Healthcare Merger Sub Corporation, a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Merger, if consummated by June 4, 2018, will result in the Company becoming a privately held company reducing the ongoing public company expense. Additionally, the Parent sponsors have agreed to invest up to $15,000 of new capital and the Parent has secured a New Senior Credit Facility (“New Credit Facility”) that upon consummation of the Merger would provide the Company up to a $42,000 term loan and $5,000 line of credit. Although the Company believes the Merger and related equity and debt financing will likely of close and should provide the Company sufficient financing to meet its needs, successful completion of the Merger and financing are dependent on factors outside the Company’s control.  As such, the Company cannot assure that the Merger and related refinancing will be effectively implemented within one year after the date that the consolidated financial statements are issued.

The Company’s historical operating results indicate conditions exist that raise uncertainty related to the Company's ability to continue as a going concern. As discussed above, the Company has taken certain actions to mitigate the uncertainty raised by the Company’s historical operating results, however, the Senior Credit Facility contains a minimum adjusted EBITDA covenant for the twelve months ending March 31, 2018 of at least negative $3,000 and a minimum liquidity covenant of $1,500 at all times prior to the earlier of (a) the Merger date, (b) June 4, 2018, or (c) an acquisition termination event, and $15,000 at all times thereafter. Without considering the effects of Merger, the Company currently projects that it will not comply with certain covenants during the twelve-month period following issuance of these consolidated financial statements. If the Company is unable to meet or amend the Senior Credit Facility financial covenants, all of the Company’s scheduled senior indebtedness ($32,616 at December 31, 2017) could become immediately due and payable in the event of default. If the Company cannot generate sufficient additional liquidity through the proposed Merger described above or through additional support from the Company’s investor base, or some combination of other actions, the Company may not have sufficient funds to repay the debt. The conditions described above result in substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these consolidated financial statements.

4. NET LOSS PER COMMON SHARE

Diluted loss per common share is the same as basic loss per common share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss. The following common share equivalent securities have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Year Ended December 31
	2017	2016	2015
Anti-Dilutive Common Share Equivalents
Redeemable convertible preferred stock	22,042,755	7,888,440	—
Restricted Stock Units	—	1,047	53,454
Stock options	6,195	177,010	1,069,243
Total anti-dilutive common share equivalents	22,048,950	8,066,497	1,122,697

The increase in redeemable convertible preferred stock is directly attributable to the additional Series B issuance in March 2017 and the modification to the share conversion for the Series A issuance as a result of the Series B issuance (see Note 10).

Basic and diluted net loss per common share is calculated as follows:

	Year Ended December 31
	2017	2016	2015
Numerator:
Net loss	$(15,544)	$(26,534)	$(7,343)
Less: Preferred stock dividends	6,445	2,643	—
Net loss attributable to common stock	$(21,989)	$(29,177)	$(7,343)
Denominator:
Weighted-average common shares outstanding, basic and diluted	22,791,178	22,275,256	21,813,407
Net loss per common share, basic and diluted	$(0.96)	$(1.31)	$(0.34)

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

Revenue attributable to the acquired ConnectedHealth software solutions and technology was approximately $1,800 for the year ended December 31, 2017, and approximately $832 from the acquisition date through December 31, 2016.

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

The acquisition related expenses were approximately $200 and are recorded in General and Administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2017	2016
Furniture and fixtures	$344	$818
Computer equipment	4,994	5,136
Leasehold improvements	717	628
Property and equipment—gross	6,055	6,582
Accumulated depreciation	(4,976)	(4,625)
Property and equipment—net	$1,079	$1,957

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1,043, $1,191 and $1,020, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill—The following is a summary of the carrying amount of goodwill by goodwill reporting unit as of December 31:

2017	Enterprise/ Commercial	Enterprise/ State	Medicare	Private Exchange	Total
Carrying Amount	$7,732	$—	$14,711	$8,629	$31,072
Accumulated Impairment	(200)	—	—	—	(200)
Net	7,532	—	14,711	8,629	30,872

2016
Carrying Amount	$7,732	$—	$14,711	$8,629	$31,072
Accumulated Impairment	—	—	—	—	—
Net	7,732	—	14,711	8,629	31,072

The Company recorded a $200 pre-tax non-cash impairment charge to reduce the carrying value of Enterprise/Commercial’s goodwill in the fourth quarter of 2017. The charge has been recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss.

Although Enterprise/Commercial’s performance for fiscal 2017 was near plan, projected future cash flows have fallen below the levels we previously anticipated due to 2017 booking shortfalls and customer non-renewals, attributable to the unexpected decline of customers and prospective customers participating in the Individual and Family Plan (IFP) marketplace.

The fair value of Enterprise/Commercial was calculated using an equal weighting of the fair value implied by a discounted cash flow analysis and a market approach utilizing market values of similar publicly traded companies, which are classified as Level 3 inputs (defined in Note 2). We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation.

Other Intangible Assets—Other intangible assets consist of the following as of December 31, 2017:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,817)	$3,581
Acquired Technology	3-5	12,892	(12,050)	842
Trademarks	10	2,800	(1,388)	1,412
Software	3	1,852	(1,777)	75
		$24,942	$(19,032)	$5,910

Other intangible assets consisted of the following as of December 31, 2016:

	Useful Lives - In Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationship	3-10	$7,398	$(3,077)	$4,321
Acquired Technology	3-5	12,892	(9,770)	3,122
Trademarks	10	2,800	(1,108)	1,692
Software	3	1,770	(1,717)	53
		$24,860	$(15,672)	$9,188

Amortization expense for the years ended December 31, 2017, 2016 and 2015, was $3,360, $3,410 and $4,023, respectively, and has been recorded in cost of revenue and general and administrative expenses.

Estimated future amortization expense for the Company’s intangible assets is as follows:

Year Ending December 31	Amount
2018	$1,364
2019	1,269
2020	1,247
2021	1,050
2022	940
Thereafter	40
Total future amortization expense	$5,910

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office space under operating leases that expire at various dates through 2025. Rent expense for the years ended December 31, 2017, 2016 and 2015, was approximately $1,945, $1,775 and $1,746, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms equal to or exceeding one year are as follows:

Years Ended December 31	Amount
2018	$1,414
2019	1,392
2020	911
2021	906
2022	1,077
Thereafter	1,420
Total minimum lease payments	$7,120

The leases provide for escalating rent over the term of the leases. The rent costs associated with such leases are aggregated and recognized on a straight-line basis over the lease term. The difference between the monthly rent payment and the straight-line rent requires an accrual of rent to be recognized and then amortized over the term of the lease. Net accrued straight-line rent as of December 31, 2017 and 2016 amounted to approximately $343 and $199, respectively, and is included in other assets, other liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Restructuring Charges—As of December 31, 2017, the Company concluded its strategic assessment of the Company’s long-term facility needs, resulting in the recording of a lease termination charge of $1,988, net of estimated sub-lease income of approximately $3,300, for the remaining approximately seven-year operating lease obligation for an office facility the Company vacated and will cease to benefit from.  Additionally, a charge of $63 related to the write-down of leasehold improvements at this office facility was record with the lease termination charge and both charges are included in general and administration expenses in the consolidated statement of operations and comprehensive loss.  The facility has been primarily used by the Enterprise Commercial segment.

Letter of Credit—As security for certain leased property, the Company was required to provide a lessor an unconditional and irrevocable letter of credit in the amount $200 as of December 31, 2016. The letter of credit was extinguished when the related property lease expired and the Company exited the leased facility in fourth quarter of 2017.

Deposits—From time to time the Company has been required to remit security deposits as a condition of certain of its office leases. Deposits of $856 at December 31, 2017 and 2016, are included in other assets on the consolidated balance sheet.

Retention Compensation Plan – In July 2017, the Company’s Board of Directors approved the 2017 Executive Retention Plan (the “Retention Compensation Plan”), which provides for, among other things, up to a $1,875 fixed retention bonus that will be payable in cash upon a qualifying change in control of the Company or if a change in control has not occurred within five years of the date of the Retention Compensation Plan, in shares of the Company’s common stock.  The fixed retention bonus is therefore accounted for as a share-based liability award (see Note 11).

In addition, an up to $625 contingent bonus will be payable in cash upon a qualifying change in control that occurs within five years of the date of the Retention Compensation Plan and in which the consideration payable for a share of the Company’s common stock equals or exceeds a threshold established by the Board.  The proposed Merger (see Note 17) is not a qualifying change in control and it is anticipated that no payments will be made under the Retention Compensation Plan as a result of the Merger.

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

9. DEBT

Debt consisted of the following as of December 31:

	2017	2016
Senior term loans	$32,616	$31,944
Senior revolving credit facility	—	578
	32,616	32,522
Less: original issue discounts and deferred financing costs	—	—
Less: current maturities of debt	(32,616)	(578)
Long-term debt	$—	$31,944

Senior Debt— The Company has a bank senior credit facility, as amended and restated from time to time that provides for short-term working capital and long-term investment needs (the “Senior Credit Facility”). The Senior Credit Facility is collateralized by all of the Company’s assets.

On June 8, 2016, the Senior Credit Facility was amended and restated (the “June 2016 Amendment”), to among other things, (i) extend the maturity date to June 8, 2021 from January 18, 2018, (ii) continue to provide for up to $10,000 of revolving credit through the maturity date (the “Senior Revolving Credit Facility”), and (iii) increase the term loan funding to $35,000 from approximately $20,000 at June 8, 2016 (the “Senior Term Loan”).

The June 2016 Amendment was accounted for as an extinguishment of debt resulting in the immediate recognition of $381 of previously deferred financing costs, which was recorded in Other expense, net in the statements of operations for the year ended December 31, 2016.

On November 4, 2016, the Company amended the Senior Credit Facility (the “November 2016 Amendment”), to among other things, (i) remove the Net Leverage Covenant and replace it with a trailing twelve month EBITDA covenant, as defined in the November 2016 Amendment, to be measured quarterly effective as of September 30, 2016, (ii) increase the Minimum Liquidity covenant from $10,000 to $11,500, effective November 4, 2016, and $15,000 effective September 30, 2017, (iii) increase the annual principal repayments on the Senior Term Loan, and (iv) increase the interest rate on applicable borrowings effective November 4, 2016. In connection with this amendment, the Company repaid $2,000 of the outstanding Senior Term Loan and incurred bank fees of approximately $300, which were recorded in Other expense, net in the consolidated statements of operations for the year ended December 31, 2016.

On March 10, 2017, the Company amended the Senior Credit Facility (the “March 2017 Amendment”), to among other things, (i) defer scheduled Senior Term Loan principal repayments until March 31, 2018, at which time quarterly principal repayments of $1,313 will resume through March 31, 2021; (ii) replace the EBITDA and Minimum Liquidity covenants with (a) a trailing twelve month EBITDA covenant of negative $12,000 as of December 31, 2016, a quarterly building EBITDA covenant through December 31, 2017, and a trailing twelve month EBITDA from March 31, 2018 forward, as defined in the March 2017 Amendment, and (b) a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through March 31, 2018, and $15,000 thereafter; and (iii) provide for an incremental 2.50% per annum paid-in-kind interest on all obligations from March 10, 2017 through the maturity date, which shall increase the outstanding principal balance of the Senior Term Loan. The quarterly building EBITDA, as defined in the March 2017 Amendment, requires the Company achieve at least negative $3,000 for twelve months ended December 31, 2017 and March 31, 2018, positive $8,000 for the twelve months ended June 30, 2018 and September 30, 2018, and positive $9,000 for the twelve months ended December 31, 2018 and March 31, 2019.

On January 4, 2018, the Company amended the Senior Credit Facility (the “January 2018 Amendment”), to among other things, (i) increase the available Senior Revolving Credit Facility by $5,500 to $6,000 through the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the January 4, 2018 Merger Agreement (the “Outside Date”), (ii) defer scheduled March 31, 2018 Term Loan principal repayments until the Outside Date, at which time the deferred $1,313 is due and quarterly principal repayments of $1,313 will resume through March 31, 2021; (iii) replace the existing covenants with a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through the Outside Date. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the Merger or alternative acquisition as contemplated under the Merger Agreement.

The Senior Credit Facility contains covenants and customary representations and warranties of the Company, as well as various limitations on the activities of the Company as they relate to additional indebtedness, junior liens, investments, capital expenditures, paying dividends, and mergers and acquisitions. As of December 31, 2017, the Company was in compliance with the financial covenants under the Senior Credit Facility, and on March 29, 2018 the Company obtained a waiver from the bank to permit delivery of audited financial statement for the year ended December 31, 2017 with a going concern explanatory paragraph (see Note 3 for discussion of going concern).

As of December 31, 2017, the interest rates on our outstanding Senior Term Loan and the Senior Revolving Credit Facility were 10.33% and 12.50%, respectively, including the incremental 2.50% per annum paid-in-kind interest.

THL Promissory Note—The Company had a Senior Subordinated Term Loan Agreement with THL Corporate Finance, Inc., (the “THL Note”) for total proceeds of $30,000 less $683 of original issue discount, or OID. On May 3, 2016, the Company repaid the $30,000 principal and accrued interest to settle the THL Note. The early extinguishment of the THL Note triggered a $560 breakage fee and the immediate recognition of the remaining $480 of OID and deferred financing costs, which were recorded in Other expense, net in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Future principal payments on debt as of December 31, 2017, are as follows:

Years Ending December 31
2018	$32,616
2019	—
2020	—
2021 and thereafter	—
32,616
Less original issue discount and deferred financing costs	—
Total	$32,616

While the Agreement provides for principal repayments of $1,313 per quarter resuming in 2018 through March 31, 2021, with remaining principal and deferred PIK due in June 2021, the March 29, 2018 covenant violation waiver and potential covenant violation should the Merger Agreement not close, along with the Company’s intention to refinance the Agreement upon consummation of the Merger Agreement have resulted in the current classification of the outstanding debt as of December 31, 2017.

Based on rates for instruments with comparable maturities and credit quality, which are classified as Level 2 inputs (defined in Note 2), the estimated fair value of the Company’s total debt approximated $34,500 as of December 31, 2017, and $29,000 as of December 31, 2016.

10. STOCKHOLDERS’ DEFICIT

Common Stock—As of December 31, 2017 and 2016, the Company has authorized the issuance of 75,000,000 shares of common stock, respectively, par value of $0.001 per share.

Preferred Stock— On May 2, 2016, the Company issued and sold newly created Series A Preferred Stock, par value $0.001, for an aggregate purchase price of $52,000. The shares of Series A Preferred Stock are convertible into shares of the Company’s common stock (the “Series A Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock). Beginning May 2, 2018, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series A Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series A Preferred Stock is convertible into a number of Series A Conversion Shares equal to (i) the sum of (a) the stated value per share of Series A Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the Series A Preferred Stock at such time (which initially was $4.50 per share, subject to customary anti-dilution adjustments). On March 10, 2017, the conversion price of the Series A Preferred Stock was adjusted to $3.96 per share as a result of the issuance of Series B Preferred Stock.

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

On March 10, 2017, the Company issued and sold newly created Series B Preferred Stock, par value $0.001, for an aggregate purchase price of $17,500. The shares of Series B Preferred Stock are convertible into shares of the Company’s common stock (the “Series B Conversion Shares”) at the option of the investors at any time and they are redeemable at the option of the investors after May 2, 2023, or if there is a Fundamental Change (as that term is defined in the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock). Beginning March 10, 2019, the Company may force conversion if the closing price of the common stock is at least 175% of the conversion price of the Series B Preferred Stock for 45 consecutive trading days, with a minimum average trading volume of at least 75,000 shares for 40 of such 45 trading days. Each share of Series B Preferred Stock is convertible into a number of Series B Conversion Shares equal to (i) the sum of (a) the stated value per share of Series B Preferred Stock, plus (b) all accrued and unpaid dividends thereon up to but not including the conversion date, divided by (ii) the conversion price of the common stock at such time (which initially is $1.91 per share, subject to customary anti-dilution adjustments).

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

Treasury Stock—The Company held 141,296 and 101,340 shares of common stock as of December 31, 2017 and 2016, respectively, which were acquired in the normal course of employees surrendering vested shares to settle withholding tax obligations triggered by stock-based compensation transactions.

Reserved Shares—As of December 31, 2017, the Company has 1,072,882 shares of common stock reserved for issuance in connection with the Company’s stock incentive plans.

11. STOCK-BASED COMPENSATION

The Company’s equity incentive plans provide for the awarding of various equity awards including stock options and restricted stock units.

The Company recognized stock-based compensation expense of $2,227, $2,662 and $4,712 for the years ended December 31, 2017, 2016 and 2015, respectively. Of the stock-based compensation expense recognized in the year ended December 31, 2017, $153 is related to a liability award for a fixed monetary amount that can be settled in a variable number of shares at the earliest of five years following the July 2017 grant date or upon certain events outside the Company’s control (the “Liability Award”).”

As of December 31, 2017, approximately $3,737 of total unrecognized compensation expense related to unvested stock option and restricted stock unit awards is expected to be recognized over the remaining vesting periods, approximately two years. Of that amount, $1,547 relates to the Liability Award. The maximum contractual term of equity awards is 10 years. As a result of proposed Merger substantially all unvested equity awards are expected to be cancelled for no consideration.

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

Stock Options—A summary of stock option activity for the years ended December 31, 2017 and 2016 is presented below:

	Number of Shares	Average Exercise Price(a)	Average Life (Years)(b)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	2,306,726	$4.16	7.59	$2,735
Granted	572,200	$2.53
Exercised	(101,953)	$1.85		$100
Forfeited	(486,274)	$7.81
Expired	(19,998)	$11.37
Outstanding — December 31, 2016	2,270,701	$3.01	5.04	$-
Granted	160,000	$1.73
Exercised	(23,753)	$1.75		$14
Forfeited	(1,219,343)	$2.61
Outstanding — December 31, 2017	1,187,605	$3.26	7.40	$-
Exercisable — December 31, 2017	710,420	$3.60	6.59	$-
Vested and expected to vest — December 31, 2017	1,168,059	$3.28	7.37	$-

(a)	Weighted-average exercise price
(b)	Weighted-average contractual life remaining

The weighted average fair value per option granted during the years ended December 31, 2017, 2016 and 2015 was $0.82, $1.00 and $4.30, respectively. The weighted average fair value of stock options is estimated at the date of grant using a Black-Scholes option-pricing model. The following are weighted average assumptions used for estimating the fair value of options granted for the years ended December 31:

	2017	2016	2015
Common stock share value	$1.73	$2.53	$10.31
Expected life (years)	5.56	4.00	5.01
Volatility	50.00%	50.00%	50.00%
Interest rate	2.02%	1.01%	1.45%
Dividend yield	0.00%	0.00%	0.00%

The Company currently estimates volatility by using the weighted average historical volatility of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company has estimated forfeitures in determining the weighted average fair value calculation. The forfeiture rate used for the years ended December 31, 2017, 2016 and 2015 was 0% for executive employees and 10% for all other employees. The Company’s estimate of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from the estimate.

The Company recognizes the grant date fair value of stock options that are expected to vest on a straight-line basis over the vesting period, which is generally three years from the date of grant.

Restricted Stock Units (RSUs)—A summary of RSU activity for the years ended December 31, 2017 and 2016 is presented below:

	Shares	Average Fair Value per Share(a)	Aggregate Intrinsic Value
Outstanding — January 1, 2016	570,790	$8.35
Granted	503,440	$2.45
Vested	(260,523)	$6.90	$567
Forfeited	(148,211)	$9.31
Outstanding — December 31, 2016	665,496	$4.24
Granted	2,211,586	$0.72
Vested	(448,404)	$2.63	$353
Forfeited	(84,958)	$3.52
Outstanding — December 31, 2017	2,343,720	$1.26

(a)	Weighted-average grant date fair value

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

At December 31, 2017, a total of 101,630 shares of common stock have been reserved for issuance under the ESPP. The ESPP provides that on the first day of January each year through 2024, the available shares of common stock shall generally be increased by (a) 100,000 shares or (b) 0.25% of issued and outstanding shares of common stock on the immediately preceding December 31.

During the years ended December 31, 2017, 2016, and 2015, shares purchased under the ESPP were 124,122, 150,013 and 29,927, respectively. Following the May 16, 2017 to November 15, 2017 offering period the Company’s Board of Directors indefinitely suspended the ESPP to new participants and the Company does not anticipate any future offerings under the ESPP.

12. INCOME TAXES

The (provision) benefit for income taxes for the years ended December 31 consists of:

	2017	2016	2015
Current tax expense:
Federal	$—	$—	$—
State	(20)	60	(47)
Total current tax (provision) benefit	(20)	60	(47)
Deferred tax expense:
Federal	—	—	(3)
State	—	—	(1)
Total deferred tax (provision) benefit	—	—	(4)
Total (provision) benefit for income taxes	$(20)	$60	$(51)

The (provision) benefit for income taxes for the years ended December 31, 2017, 2016 and 2015 differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to the loss before (provision) benefit for income taxes as a result of the following:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
State income taxes, net of federal benefit	(0.1)%	0.1%	(0.5)%
Valuation allowance	81.1%	(35.3)%	(32.9)%
Goodwill impairment	(0.4)%	—	—
Change in federal tax law	(112.5)%	—	—
Other, net	(2.0)%	1.4%	(1.3)%
Overall income tax rate	0.1%	0.2%	(0.7)%

In December 2017, the U.S. Congress passed, and the President signed, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which contains many significant changes to the U.S. tax code including reducing the corporate tax rate from 35% to 21%.  We have completed our analysis of The Tax Act which included reducing the benefit of the Company’s recorded net deferred tax assets, and valuation allowance against such deferred tax assets. There was no impact to the total provision for income taxes for the year ended December 31, 2017.

The Other, net primarily includes the impact of stock-based compensation and changes in net operating loss carry forward deferred tax assets as a result of changes in state rates.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are comprised of the following as of December 31:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$33,387	$45,205
Deferred revenue	6,736	12,199
Research and development credit	45	45
Accrued payroll and related liabilities	1,433	2,070
Other	1,564	821
Valuation allowance	(35,602)	(48,192)
Net deferred tax assets	$7,563	$12,148

Deferred tax liabilities:
Intangible assets	$(1,314)	$(3,100)
Deferred implementation costs	(6,272)	(9,070)
Total deferred tax liabilities	(7,586)	(12,170)
Net deferred tax liability	$(23)	$(22)

Based on the uncertainties associated with future realization of the deferred tax asset, the Company established a valuation allowance, which reduces the deferred tax assets to an amount whose realization is more likely than not. The net change in the valuation allowance for the deferred tax asset was $(12,590), $9,375 and $2,397 for the years ended December 31, 2017, 2016 and 2015, respectively. Differences between effective and statutory tax rates are caused substantially by the change in the valuation allowance.

As of December 31, 2017, and 2016, the Company has federal net operating loss carryforwards of approximately $133,000 and $121,000, respectively, available to offset future earnings and federal research and development credits of approximately $45, also available to offset future federal income tax. The net operating loss carryforwards and research and development tax credit carryforwards expire at various dates from 2020 through 2038. As of December 31, 2017, and 2016, state net operating loss carryforwards were approximately $92,000 and $77,800, respectively. As of December 31, 2017, and 2016, management has recorded a full valuation allowance against net operating losses because management believes it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Under the provisions of the Internal Revenue Code (IRC), certain substantial changes in the Company’s ownership may result in a limitation of the amount of net operating loss and tax credit carryforwards which can be used in future years. Our last completed

Section 382 limitation study was through the tax year ended December 31, 2013.  We anticipate completing an updated Section 382 limitation study following the consummation of the proposed Merger, which we believe will qualify as an ownership change and result in significant further limitations of the amount of net operating losses which may be available in future years.

The Company has recorded no liability for unrecognized tax benefits and related interest and penalties as of December 31, 2017 and 2016.

The Company files income tax returns in the US federal tax jurisdiction and various state jurisdictions. The federal tax years for 2014 through 2017 remain open for examination. State tax years open for examination are generally 2013 through 2017, depending on the state.

13. EMPLOYEE RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan. All eligible employees of the Company who have reached the age of twenty-one may participate in the plan. Each plan year, the Company’s Board of Directors will determine the amount, if any, that the Company will contribute to the plan as a Company matching contribution for that year. The Company recognized expense of approximately $662, $729 and $679 for the years ended December 31, 2017, 2016 and 2015, respectively, to fund Company contributions to the plan.

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

Enterprise/State —Offers the Company’s sales automation solutions to state governments, which allows the Company’s state customers to offer customized individual and small group exchanges. The Enterprise/State segment had one remaining customer at December 31, 2017, 2016, and 2015, respectively.

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

Unallocated corporate expenses, and assets that are not considered when the Company’s CODM evaluates segment performance are grouped within Corporate in the following segment information:

	Year Ended December 31
	2017	2016	2015
Revenue from external customers by segment:
Enterprise/Commercial	$40,187	$49,081	$55,487
Enterprise/State	2,144	3,453	13,372
Medicare	22,101	18,565	17,973
Private Exchange	12,314	10,795	9,015
Consolidated revenue	$76,746	$81,894	$95,847

Gross margin by segment:
Enterprise/Commercial	$13,216	$11,906	$23,715
Enterprise/State	1,469	1,325	6,300
Medicare	14,872	11,460	10,651
Private Exchange	127	308	4,511
Consolidated gross margin	$29,684	$24,999	$45,177

Consolidated operating expenses:
Research and development	$16,679	$22,297	$22,718
Sales and marketing	9,356	10,410	9,507
General and administrative	15,378	13,162	14,439
Total consolidated operating expenses	$41,413	$45,869	$46,664

Consolidated loss from operations	$(11,729)	$(20,870)	$(1,487)

Depreciation and amortization by segment:
Enterprise/Commercial	$555	$642	$543
Enterprise/State	2	19	80
Medicare	2,563	2,576	2,588
Private Exchange	1,079	1,034	992
Corporate	204	330	840
Consolidated depreciation and amortization	$4,403	$4,601	$5,043

	As of December 31,
	2017	2016	2015
Identifiable assets by segment:
Enterprise/Commercial	$31,650	$29,728	$33,857
Enterprise/State	85	627	1,975
Medicare	21,662	23,248	26,198
Private Exchange	18,666	18,247	11,255
Corporate	11,015	10,638	9,404
Consolidated assets	$83,078	$82,488	$82,689

All Company assets were held and all revenue was generated in the United States during the years ended December 31, 2017, 2016 and 2015.

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

On January 4, 2018, the Company entered into a Merger Agreement and Chrysalis and Francisco Partners are Rollover Investors as discussed in Note 17.

The Company paid approximately $650 of administrative fees to Humana, Inc. in connection with the administration of the Company’s employee health benefits plan for the years ended December 31, 2016 and 2015. The Company’s chairman of the board of directors is a member of the Humana, Inc. board of directors. The Company and Humana, Inc. did not renew the arrangement for 2017.

16. CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (unaudited)

The following sets forth selected quarterly financial data for each of the eight quarters in the years ended December 31, 2017 and 2016.

	Quarter Ended
	Dec 31, 2017(1)	Sept 30, 2017	Jun 30, 2017	Mar 30, 2017	Dec 31, 2016	Sept 30, 2016(2)	Jun 30, 2016	Mar 30, 2016
	(in thousands, except share amounts)
Revenue	$19,639	$20,533	$18,302	$18,272	$20,879	$24,729	$18,729	$17,557
Gross margin	7,344	9,754	5,788	6,798	5,891	8,838	5,066	5,204
Total operating expenses	13,137	9,029	9,771	9,476	11,189	11,349	12,225	11,106
Income (loss) from operations	(5,793)	725	(3,983)	(2,678)	(5,298)	(2,511)	(7,159)	(5,902)
Net loss	$(6,662)	$(171)	$(5,011)	$(3,700)	$(6,232)	$(3,066)	$(9,900)	$(7,336)
Net loss per common share:
Basic	(0.37)	(0.08)	(0.30)	(0.22)	(0.32)	(0.18)	(0.47)	(0.33)
Diluted	(0.37)	(0.08)	(0.30)	(0.22)	(0.32)	(0.18)	(0.47)	(0.33)
Weighted-average common shares outstanding:
Basic	23,049,692	22,878,477	22,660,108	22,570,207	22,425,517	22,343,142	22,217,696	22,112,273
Diluted	23,049,692	22,878,477	22,660,108	22,570,207	22,425,517	22,343,142	22,217,696	22,112,273

(1)

During the three months ended December 31, 2017, the Company recognized $200 of goodwill impairment expense, $1,988 of lease termination expense and $959 of proposed merger related professional advisor expenses in operating expenses.

(2)

During the three months ended September 30, 2016, the Company recognized $4,600 of previously deferred revenue and approximately $2,000 of gross margin resulting from the satisfaction of a customer obligation

The sum of the 2017 and 2016 quarterly net loss per common share does not equal the net loss per common share for the entire year due to the impact on weighted-average shares outstanding of the conversions of the Series A Preferred Stock outstanding during each respective period.

17. SUBSEQUENT EVENTS

Merger Agreement – On January 4, 2018, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with FP Healthcare Holdings, Inc. (“Parent”) and FP Healthcare Merger Sub Corporation, a wholly owned subsidiary of Parent (“Merger Subsidiary”), providing for the merger of Merger Subsidiary with and into the Company with the Company surviving the Merger as a wholly owned subsidiary of the Parent.  The Parent and Merger Subsidiary are owned by affiliates of the private equity investment firm Francisco Partners.

At the Effective Time of the proposed Merger, each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) issued and outstanding as of immediately prior to the Effective Time (other than shares held by (a) Parent or Merger Subsidiary, (b) the Company in treasury or any wholly owned subsidiary of the Company, (c) holders of Common Stock who have properly demanded appraisal rights (and who have not failed to perfect or effectively withdraw such demand or otherwise waive or lose their rights to appraisal), and (d) Francisco Partners IV, L.P., Francisco Partners IV-A, L.P. and Chrysalis

Ventures II, L.P. and certain of their affiliates (collectively, the “Rollover Investors”)), will be canceled and cease to exist and automatically converted into the right to receive cash in an amount equal to $0.35, without interest (the “Per Share Price”). The Rollover Investors have entered into a Rollover Agreement pursuant to which the Rollover Investors have agreed to contribute shares of Company Common Stock, Series A Preferred Stock of the Company and Series B Preferred Stock of the Company to Parent.

Parent and Merger Subsidiary have secured committed financing, consisting of a combination of equity to be provided by investment funds affiliated with FP, and debt financing from PNC Bank, National Association, the aggregate proceeds of which will be sufficient for Parent and Merger Subsidiary to pay the aggregate merger consideration and all related fees and expenses. In addition, investment funds affiliated with FP have provided the Company with a guarantee in favor of the Company (the “Guarantee”). The Guarantee guarantees the payment of Merger Consideration owed by Parent to the holders of Company Common Stock pursuant to the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, such as the Company accepting a superior proposal, the Company would be required to pay Parent a termination fee of up to $2,000 for reasonable and documented out-of-pocket fees and expenses (including legal fees and expenses).

Other than the $959 of transaction expenses during the twelve months ended December 31, 2017, the terms of the Merger Agreement did not impact the Company’s consolidated financial statements.

Subject to certain conditions, including regulatory and shareholder approvals, and other customary covenants and closing conditions, the Company expects the transaction to close in the second quarter of 2018.

Credit Facility Amendment & Waiver - On January 4, 2018, the Company amended the Senior Credit Facility, to among other things, (i) increase the available Revolving Credit Facility by $5,500 through the later of June 4, 2018 and the approved outside date of an alternative acquisition as contemplated under the Merger Agreement (the “Outside Date”), (ii) defer scheduled March 31, 2018 Term Loan principal repayments until the Outside Date, at which time the deferred $1,313 is due and quarterly principal repayments of $1,313 will resume through March 31, 2021, (iii) replace the existing covenants with a minimum liquidity requirement of $1,500 at all times from March 1, 2017 through the Outside Date, and $15,000 thereafter. The Outside Date will be deemed to have occurred prior to the date set forth above upon (i) an event of default under the Senior Credit Facility, (ii) termination of the Merger Agreement under certain circumstances and (iii) the consummation of the proposed Merger or alternative acquisition as contemplated under the Merger Agreement.

On March 29, 2018, Wells Fargo provided the Company a waiver with regards to the Senior Credit Facility covenant concerning issuance of an audit opinion having an explanatory going concern paragraph for the year ended December 31, 2017.

* * * * * *

FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions (Reversals) Charged to Expense		Additions (Reversals) Charged to Revenue	Acquired	Deductions	Balance at End of Period
Trade receivable allowances:
Year ended December 31, 2017	$—	$—		$—	$—	$—	$—
Year ended December 31, 2016	—	—		—	—	—	—
Year ended December 31, 2015	246	45		(137)	—	(154)	—
Deferred tax asset valuation allowance:
Year ended December 31, 2017	$48,192	$(12,590)	(i)	N/A	$—	$—	$35,602
Year ended December 31, 2016	38,817	9,375		N/A	—	—	48,192
Year ended December 31, 2015	36,420	2,397		N/A	—	—	38,817

(i)

Includes an increase to the valuation allowance of $4,881 for federal and state net operating losses and a decrease to the valuation allowance of $17,471 resulting from the Tax Cuts and Jobs Act passed in December 2017.